Form 10-Q
period 2025-06-30
VisionWave Holdings, Inc.
filed 2025-08-19
CIK 2038439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

 June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

VisionWave Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	001-72741	99-5002777
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

300 Delaware Ave., Suite 210 # 301 Wilmington, DE.	19801
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 305-4790

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	VWAV	The Nasdaq Stock Market LLC
Warrants	VWAVW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 19, 2025, 14,493,424 shares of common stock, par value $0.01 per share, were issued and outstanding.

Explanatory Note:

On July 14, 2025, VisionWave Technologies Inc. (“VW Tech”) completed its business combination with Bannix Acquisition Corp. (“Bannix”) pursuant to a double-dummy merger structure. As part of the transaction, both VW Tech and Bannix became wholly owned subsidiaries of a newly formed parent company, VisionWave Holdings Inc. (“the Company”). This Quarterly Report on Form 10-Q is filed by VisionWave Holdings Inc. under its current name and CIK. However, because the business combination closed after the period covered by this report (June 30, 2025), the financial statements and related disclosures presented herein reflect the historical operations of Bannix Acquisition Corp. only. The operations of VW Tech will be included in the Company’s consolidated financial statements beginning with the Form 10-Q for the quarter ending September 30, 2025.

VISIONWAVE HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

 PART I – FINANCIAL INFORMATION

 VISIONWAVE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets:
Cash	$885	$9,754
Prepaid expense and other	3,930	3,930
Total Current Assets	4,815	13,684

Cash held in Trust Account	1,168,644	3,749,377
Total Assets	$1,173,459	$3,763,061

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,265,056	$969,883
Income taxes payable	955,887	888,426
Excise tax payable	913,292	750,608
Promissory notes - Evie	1,003,995	1,003,995
Due to related parties	2,153,962	1,811,700
Total Current Liabilities	6,292,192	5,424,612

Warrant liability	25,984	12,180
Redemptions payable	972,722	—
Deferred underwriters’ discount	225,000	225,000
Total Liabilities	7,515,898	5,661,792

Commitments and Contingencies

Common stock subject to possible redemption 16,353 and 324,748 at redemption value on June 30, 2025 and December 31, 2024, respectively	608,298	4,084,139

Stockholders’ Deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 4,061,166 and 4,286,248 shares; and outstanding 2,524,000 and 2,524,000 shares (excluding 16,353 and 324,748 shares subject to redemption and 1,437,500 Treasury Stock shares) on June 30, 2025 and December 31, 2024, respectively	39,615	39,615
Additional paid-in capital	—	—
Accumulated deficit	(6,975,977)	(6,008,110)
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)	(14,375)
Total Stockholders’ Deficit	(6,950,737)	(5,982,870)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,173,459	$3,763,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating costs	$340,625	$348,402	$687,995	$768,454
Loss from operations	(340,625)	(348,402)	(687,995)	(768,454)

Other (expense) income:
Interest income on trust account	6,000	200,064	34,720	566,267
Gain on forgiven of payables	—	—	—	33,750
Excise tax interest/penalty	(59,193)	—	(127,219)	—
Income tax interest/penalties	(20,246)	—	(60,376)	—
Change in fair value of warrant liabilities	(19,894)	4,060	(13,804)	(4,060)
Total other (expense) income, net	(93,333)	204,124	(166,679)	595,957

Loss before provision for income taxes	(433,958)	(144,278)	(854,674)	(172,497)
Provision for income taxes	(336)	(8,826)	(7,085)	(8,826)
Net loss	$(434,294)	$(153,104)	$(861,759)	$(181,323)

Basic and diluted weighted average shares outstanding	2,587,045	4,081,747	2,692,303	4,734,717
Basic and diluted net loss per share	$(0.17)	$(0.04)	$(0.32)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 VISIONWAVE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Common stock
	Share (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance as of January 1, 2025	3,961,500	$39,615	$—	$(6,008,110)	$(14,375)	$(5,982,870)
Net loss	—	—	—	(427,465)	—	(427,465)
Excise tax imposed on common stock redemptions	—	—	—	(25,738)	—	(25,738)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(54,828)	—	(54,828)
Balance as of March 31, 2025	3,961,500	$39,615	$—	$(6,516,141)	$(14,375)	$(6,490,901)
Net loss	—	—	—	(434,294)	—	(434,294)
Excise tax imposed on common stock redemptions	—	—	—	(9,727)	—	(9,727)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(15,815)	—	(15,815)
Balance as of June 30, 2025	3,961,500	$39,615	$—	$(6,975,977)	$(14,375)	$(6,950,737)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common stock
	Share (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance as of January 1, 2024	3,961,500	$39,615	$—	$(3,678,428)	$(14,375)	$(3,653,188)
Net loss	—	—	—	(28,219)	—	(28,219)
Excise tax imposed on common stock redemptions	—	—	—	(151,344)	—	(151,344)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(491,203)	—	(491,203)
Balance as of March 31, 2024	3,961,500	$39,615	$—	$(4,349,194)	$(14,375)	$(4,323,954)
Net loss	—	—	—	(153,104)	—	(153,104)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(230,038)	—	(230,038)
Balance as of June 30, 2024	3,961,500	$39,615	$—	$(4,732,336)	$(14,375)	$(4,707,096)

(1)	Includes 1,437,500 shares classified as treasury stock (See Notes 8).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024
Cash flows from Operating Activities:
Net loss	$(861,759)	$(181,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	13,804	4,060
Gain on forgiven payables	—	(33,750)
Interest income on Trust Account	(34,720)	(566,267)
Changes in current assets and current liabilities:
Prepaid expenses	—	(39)
Income taxes payable	67,461	8,826
Accounts payable and accrued expenses	295,173	199,025
Excise tax payable	127,219	—
Due to related parties, net	147,500	149,810
Net cash used in operating activities	(245,322)	(419,658)

Cash flows from Investing Activities:
Investment of cash into Trust Account	(52,408)	(250,000)
Redemptions from Trust Account	2,573,762	15,134,429
Withdrawal from Trust Account to pay taxes	94,099	422,094
Net cash provided by investing activities	2,615,453	15,306,523

Cash flows from Financing Activities:
Redemption of Class A common stock subject to possible redemption	(2,573,762)	(15,134,429)
Advances from affiliated related parties	215,762	—
Promissory notes – Evie	—	29,980
Payment of advances to related parties	(21,000)	(15,000)
Proceeds from promissory note to new Sponsors	—	30,000
Net cash used in financing activities	(2,379,000)	(15,089,449)

Net change in cash	(8,869)	(202,584)
Cash, beginning of the period	9,754	232,278
Cash, end of the period	$885	$29,694

Supplemental disclosure of noncash financing activities:
Accretion of common stock subject to possible redemption to redemption value	$70,643	$721,241
Redemptions payable	$972,722	$—
Excise tax liability accrued for common stock redemptions	$35,465	$151,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Business Operations

Organization and General

In connection with the closing of its proposed business combination with VisionWave Technologies, Inc., discussed below (see also note for subsequent events), VisionWave Holdings, Inc. (“VW Holdings” or the “Company”) is the successor to Bannix Acquisition Corp., (“Bannix”) a blank check company incorporated in the state of Delaware on January 21, 2021. Bannix was formed for the purpose of effecting mergers, capital stock exchange, asset acquisitions, stock purchases, reorganization or similar business combinations with one or more businesses (“Business Combination”).

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (the “IPO”) (as defined below) and the Company’s search for a target and the consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds derived from the IPO and non-operating income or expense from the changes in the fair value of warrant liabilities. Until the closing of its business combination with VisionWave Technologies, Inc., the Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Sponsors and Officers

The Company’s original sponsors were Subash Menon and Sudeesh Yezhuvath (through their investment entity Bannix Management LLP), Suresh Yezhuvath (“Yezhuvath”) and Seema Rao (“Rao”) (collectively, the “Former Sponsor”).

On October 20, 2022, pursuant to a Securities Purchase Agreement (“SPA”), Instant Fame LLC, a Nevada limited liability company controlled by a U.S. person (“Instant Fame”) (the “Sponsor”), acquired an aggregate of 385,000 shares of common stock of the Company from Bannix Management LLP, Balaji Venugopal Bhat, Nicholos Hellyer, Subbanarasimhaiah Arun, Vishant Vora and Suresh Yezhuvath and 90,000 private placement units from Suresh Yezhuvath (collectively, the “Sellers”) in a private transaction. The Sellers immediately loaned the entire proceeds to the Company for the working capital requirements of the Company. In connection with this transaction, all parties agreed to certain changes to the Board of Directors.

As a result of the above, Subash Menon resigned as Chief Executive Officer and Chairman of the Board of Directors of the Company and Nicholas Hellyer resigned as Chief Financial Officer, Secretary and Head of Strategy. Douglas Davis was appointed as the Chief Executive Officer of the Company. Further, Balaji Venugopal Bhat, Subbanarasimhaiah Arun and Vishant Vora resigned as Directors of the Company. Mr. Bhat, Mr. Arun and Mr. Vora served on the Audit Committee with Mr. Bhat serving as the committee chair. Mr. Bhat, Mr. Arun and Mr. Vora served on the Compensation Committee with Mr. Arun serving as the committee chair.

The Board was also increased from two to seven and Craig Marshak and Douglas Davis were appointed as Co-Chairmen of the Board of Directors effective immediately. Further, Jamal Khurshid, Eric T. Shuss and Ned L. Siegel were appointed to the Board of Directors of the Company. The resignations referenced above were not the result of any disagreement with management or the Board.

On November 10, 2022, Sudeesh Yezhuvath resigned as a director of the Company for personal reasons. The resignation was not the result of any disagreements with management or the Board.

Due to vacancies as results of board members departure, on November 11, 2022 the Board made the following decisions: (i) Jamie Khurshid, Ned Siegel and Eric Shuss each have been identified as being financially literate and independent under the SEC and Nasdaq Rules have been appointed to the Audit Committee to serve until their successors are qualified and appointed with such appointment subject to the mailing of that certain Schedule 14F Information Statement. Mr. Khurshid chairs the audit committee. (ii) Mr. Siegel, Mr. Shuss and Craig Marshak each have been identified as being independent under the SEC and Nasdaq Rules were appointed to the Compensation Committee to serve until their successors are qualified and appointed with such appointment subject to the mailing of that certain Schedule 14F Information Statement. (iii) Messrs. Davis and Marshak have been appointed as Class III directors, Subash Menon has been appointed as a Class I director and, subject to the mailing of the Schedule 14F Information Statement, Messrs. Khurshid, Siegel and Shuss have been appointed as the Class II directors. The Schedule 14F Information Statement was mailed on or about November 15, 2022.

On May 19, 2023, the Company entered into an Executive Retention Agreement with Mr. Davis, Chief Executive Officer and Co-Chairman of the Board of Directors, providing for an at-will employment arrangement that may be terminated by either party at any time, which provides for the payment of an annual salary of $240,000 to Mr. Davis. Additionally, the Company entered into a letter agreement with Subash Menon, a director of the Company, for services in connection with the review and advice pertaining to the proposed Business Combination (discussed below) providing for a payment in the amount of $200,000 upon the closing of a Business Combination.

On April 10, 2024, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer of the Company. There is no understanding or arrangement between Mr. Klinger and any other person pursuant to which he was appointed as an executive officer. Mr. Klinger does not have any family relationship with any director, executive officer or person nominated or chosen by us to become an executive officer. The employment of Mr. Klinger is at will and may be terminated at any time, with or without formal cause.

Initial Public Offering

The registration statements for the Company’s IPO were declared effective on September 9, 2021 and September 10, 2021 (the “Effective Date”). On September 14, 2021, the Company consummated its IPO of 6,900,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consists of one share of common stock (the “Public Shares”), one redeemable warrant to purchase one share of common stock at a price of $11.50 per share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of the Business Combination.

Concurrent with the IPO, the Company consummated the issuance of 406,000 private placement units (the “Private Placement Units”) as follows: the Company sold 181,000 Private Placement Units to certain investors for aggregate cash proceeds of $2,460,000 and issued an additional 225,000 Private Placement Units to the Former Sponsor in exchange for the cancellation of $1,105,000 in loans and a promissory note due to them (see Notes 4 and 6). Each Private Placement Unit consists of one share of common stock, one redeemable warrant to purchase one share of common stock at a price of $11.50 per whole share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of the Business Combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination.

Trust Account and Extensions

Following the closing of the IPO on September 14, 2021, an amount of $69,690,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and Private Placement Units was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. The Company has since divested its investments in the Trust Account and placed the funds in an interest-bearing demand deposit account. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from this offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 15 months from the closing of this offering, or within any period of extension, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

March 8, 2023 Special Meeting

The Company held a Special Meeting of Stockholders on March 8, 2023 (the “Special Meeting”). At the Special Meeting, the stockholders approved the filing of an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Extension Amendment”), to extend the date (the “Extension”) by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (an “initial Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial Business Combination and (3) redeem 100% of the Company’s common stock (“common stock”) included as part of the Units sold in the Company’s initial public offering that was consummated on September 14, 2021 (the “IPO”), from March 14, 2023, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Company’s board of directors (the “Board”), if requested by Instant Fame upon five days’ advance notice prior to the applicable deadline date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023 (such date as extended, the “Deadline Date”), unless the closing of a Business Combination shall have occurred prior thereto.

At the Special Meeting, stockholders holding a total of 3,960,387 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $41,077,199 (approximately $10.37 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company had 5,463,613 shares outstanding.

March 8, 2024 Annual Meeting

On March 8, 2024, the Company held its Annual Meeting of Stockholders of the Company (the “Annual Meeting”), whereby the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “March 2024 Amendment”), to extend the Deadline Date from March 14, 2024, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after March 14, 2024 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until September 14, 2024, or a total of up to six (6) months after March 14, 2024, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment”).

Additionally, the Company’s stockholders approved an amendment to remove from the Amended and Restated Certificate of Incorporation the redemption limitation contained under Section 9.2(a) preventing the Company from closing a Business Combination if it would have less than $5,000,001 of net tangible assets (the “NTA Amendment”).

At the Annual Meeting, stockholders holding a total of 1,381,866 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $15,134,429 (approximately $10.95 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company had 4,081,747 shares outstanding.

September 6, 2024 Special Meeting

On September 6, 2024, the Company held a Special Meeting of Stockholders of the Company (the “September 2024 Special Meeting”), whereby the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “September 2024 Amendment”), to extend the Deadline Date from September 14, 2024, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after September 14, 2024 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until March 14, 2025, or a total of up to six (6) months after September 14, 2024, unless the closing of a Business Combination shall have occurred prior thereto (the “September 2024 Extension Amendment”).

Additionally, beginning in September 2024, the Sponsor or its designees will deposit into the Trust Account, as a loan, $16,237 or $0.05 per public share multiplied by the number of public shares outstanding (the “Contribution”), in connection with each Extension.

At the September 2024 Special Meeting, stockholders holding a total of 1,232,999 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $13,790,479 (approximately $11.18 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company had 2,848,748 shares outstanding.

March 7, 2025 Special Meeting

On March 7, 2025, the Company held a Special Meeting of Stockholders of the Company (the “March 2025 Special Meeting”), whereby the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “March 2025 Amendment”), to extend the Deadline Date from March 14, 2025, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to three (3) times by an additional one (1) month each time after March 14, 2025 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until June 14, 2025, or a total of up to three (3) months after March 14, 2025, unless the closing of a Business Combination shall have occurred prior thereto (the “March 2025 Extension Amendment”).

Additionally, beginning in March 2025, the Sponsor or its designees will deposit into the Trust Account, as a loan, $4,983 or $0.05 per public share multiplied by the number of public shares outstanding (the “Contribution”), in connection with each Extension.

In connection with the vote on the March 2025 Extension Amendment at the March 2025 Special Meeting, stockholders holding a total of 225,082 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $2,573,762 (approximately $11.43 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company had 2,623,666 shares outstanding.

May 22, 2025 Special Meeting

On May 22, 2025, the Company held a special meeting of stockholders (the “May 2025 Special Meeting”) whereby the Company’s stockholders approved the proposals described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on May 9, 2025 (the “May 9, 2025 Proxy Statement”). The approved proposals include (i) the proposed Business Combination (2) the stock issuance plan, (3) the incentive plan proposal and (4) the director election proposal.

In connection with the vote at the May 2025 Special Meeting, stockholders holding a total of 83,313 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $972,722 (approximately $11.67 per share) will be removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company will have 2,540,353 shares outstanding prior to the Merger.

As of June 30, 2025, the Company had not paid the redeeming stockholders for their redeemed shares and recognized a redemption payable on the condensed consolidated balance sheet for $972,722. In July 2025, the Company paid the redeeming stockholders for their redeemed shares.

In association with the Company’s special meetings and annual meeting, as of the filing of this Form 10-Q, the Company has deposited an aggregate of $1,857,358 into the Trust Account to extend the Deadline Date.

Deadline Date Extension

In connection with the March 7, 2025 Special Meeting, the stockholders of the Company approved the extension of the Deadline date to March 14, 2025 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until June 14, 2025.

Prior to the June 14, 2025 Deadline Date, management of the Company, representing a majority of the Company’s stockholders, held a meeting with the trustee of the Trust Account to request the Trust Account not be liquidated due to the pending regulatory approval of the proposed Business Combination, discussed below. The trustee exercised administrative authority and agreed to the temporary extension of the Deadline Date pending a stockholder meeting. Before a stockholder meeting could be held to extend the Deadline Date, final regulatory approval was granted by Nasdaq and the Company closed on its proposed Business Combination and terminated the Trust Account.

Initial Business Combination

The Company had until June 14, 2025 (as extended) to (1) complete a Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering.

In the event that the Company receives notice from Instant Fame five days prior to the applicable deadline of its wish for the Company to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Instant Fame and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. If the Company is unable to consummate the initial Business Combination within the applicable time period, the Company will, promptly but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account and promptly following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless. Additionally, any initial Business Combination must be approved by a majority of the independent directors.

The Company anticipates structuring the initial Business Combination so that the post-transaction company in which the public stockholders’ own shares will own or acquire substantially all of the equity interests or assets of the target business or businesses. The Company may, however, structure the initial Business Combination such that the post-transaction company owns or acquires less than substantially all of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but the Company will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, the stockholders prior to the initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and the Company in the Business Combination transaction. For example, the Company could pursue a transaction in which the Company issue a substantial number of new shares in exchange for all of the outstanding capital stock of shares or other equity interests. In this case, the Company would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, the stockholders immediately prior to the initial Business Combination could own less than a majority of the outstanding shares subsequent to the initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses even if the acquisitions of the target businesses are not closed simultaneously.

The Company cannot ascertain the capital requirements for any particular transaction. If the net proceeds currently held in the Trust Account prove to be insufficient, either because of the size of the Business Combination, the depletion of the available net proceeds in search of a target business, or because the Company becomes obligated to redeem a significant number of the Public Shares upon consummation of the initial Business Combination, the Company will be required to seek additional financing, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Furthermore, the Company may issue a substantial number of additional shares of common or preferred stock to complete the initial Business Combination or under an employee incentive plan upon or after consummation of the initial Business Combination. The Company does not have a maximum debt leverage ratio or a policy with respect to how much debt the Company may incur. The amount of debt the Company will be willing to incur will depend on the facts and circumstances of the proposed Business Combination and market conditions at the time of the potential Business Combination. At this time, the Company is not party to any arrangement or understanding with any third party with respect to raising additional funds through the sale of the securities or the incurrence of debt. Subject to compliance with applicable securities laws, the Company would only consummate such financing simultaneously with the consummation of the initial Business Combination.

Nasdaq rules require that the initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding advisory fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. If the board is not able to independently determine the fair market value of the target business or businesses, the Company will obtain an opinion from an independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criteria. The Company does not intend to purchase multiple businesses in unrelated industries in connection with the initial Business Combination.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely at its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations plus additional deposits to extend the Combination Period).

Related to the redemption of the Company’s public shares, the Company’s has no limitation on its net tangible assets either immediately before or after the consummation of the Business Combination. Redemptions of the Company’s public shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to a Business Combination. For example, the Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the Business Combination. In the event the aggregate cash consideration the Company would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the Business Combination exceed the aggregate amount of cash available to the Company, it will not complete the Business Combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

The Sponsor, officers and directors and Representative (as defined in Note 6) have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares (as defined below) and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period.

The Company’s Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.95 per Public Share (subject to increase of up to an additional $4,983 per month in the event that the Sponsors elects to extend the period of time to consummate a Business Combination as set forth in the March 2025 Extension Amendment) and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.95 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Pursuant to the Company’s Investment Management Trust Agreement with Continental Stock Transfer & Trust Company (the “Trustee”), dated as of September 10, 2021 (the “Trust Agreement”), as amended, upon a liquidation and termination of the Trust Account as a result of the Company failing to complete a Business Combination, the Company is authorized to withdrawal $100,000 of interest that may be released to the Company to pay dissolution expenses (the “Allowance”). On January 30, 2025, the Company assigned the Trustee $100,000 of the Allowance only in the event of a dissolution and termination of the Trust Account as a result of the Company failing to complete a Business Combination. The Trustee is authorized to offset $100,000 from the Trust Account interest against the Company’s outstanding invoice.

Proposed Business Combination – VisionWave Technologies

Prior to the succession of Bannix by VW Holdings, on March 26, 2024, Bannix entered into a Business Combination Agreement (the “Original Agreement”), by and among Bannix, VisionWave Technologies, Inc., a Nevada corporation (“Target” or “VisionWave Technologies”) and the shareholders of Target.

On September 6, 2024, Bannix entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Bannix, VisionWave Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Bannix (“VisionWave”), BNIX Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of VisionWave (“Parent Merger Sub”), BNIX VW Merger Sub, Inc., a Nevada corporation and direct, wholly owned subsidiary of VisionWave (“Company Merger Sub”), and Target. The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Bannix, VisionWave, Parent Merger Sub, Company Merger Sub, and Target.

On July 14, 2025, the Company closed its proposed Business Combination with VisionWave Technologies.

The Mergers

Pursuant to and in accordance with the terms set forth in the Merger Agreement, (a) Parent Merger Sub will merge with and into Bannix, with Bannix continuing as the surviving entity (the “Parent Merger”), as a result of which, (i) Bannix will become a wholly owned subsidiary of VisionWave, and (ii) each issued and outstanding security of Bannix immediately prior to the effective time of the Parent Merger (the “Parent Merger Effective Time”) (other than shares of Bannix Common Stock that have been redeemed or are owned by Bannix or any of its direct or indirect subsidiaries as treasury shares and any Dissenting Parent Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VisionWave (other than the Parent Rights, which shall be automatically converted into shares of VisionWave), and, (b) immediately following the consummation of the Parent Merger but on the same day, Company Merger Sub will merge with and into Target, with Target continuing as the surviving entity (the “Company Merger” and, together with the Parent Merger, the “Mergers”), as a result of which, (i) Target will become a wholly owned subsidiary of VisionWave, and (ii) each issued and outstanding security of Target immediately prior to the effective time of the Company Merger (the “Company Merger Effective Time”) (other than any Cancelled Shares or Dissenting Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VisionWave. The Mergers and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

The Business Combination is expected to close in the third quarter of 2025, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Bannix and Target.

Consideration

Pursuant to and in accordance with the terms set forth in the Merger Agreement, at the Parent Merger Effective Time, (a) each share of Bannix common stock, par value $0.001 per share (“Bannix Common Stock”) outstanding immediately prior to the Parent Merger Effective Time that has not been redeemed, is not owned by Bannix or any of its direct or indirect subsidiaries as treasury shares and is not a Dissenting Parent Share will automatically convert into one share of common stock, par value $0.001, of VisionWave (each, a share of “VisionWave Common Stock”), (b) each Bannix Warrant shall automatically convert into one warrant to purchase shares of VisionWave Common Stock (each, a “VisionWave Warrant”) on substantially the same terms and conditions; and (c) each Bannix Right will be automatically converted into the number of shares of VisionWave Common Stock that would have been received by the holder of such Bannix Right if it had been converted upon the consummation of a Business Combination in accordance with Bannix’s organizational documents.

In accordance with the terms and subject to the conditions of the Merger Agreement, at the Company Merger Effective Time, (a) each share of issued and outstanding Target common stock, par value $0.01 (“Target Common Stock”), shall be cancelled and converted into 4,041 shares of VisionWave Common Stock.

Governance

Subject to approval of shareholders, the parties have agreed to take actions such that, effective immediately after the Closing of the Business Combination, the Company’s board of directors shall consist of five directors, consisting of Haggai Ravid, Chuck Hansen, Eric T. Shuss, Douglas Davis and Noam Kenig. Additionally, certain current Target management personnel may become officers of VisionWave.

Representations and Warranties; Covenants

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including, among others, covenants providing for (i) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Business Combination, (ii) the parties’ efforts to satisfy conditions to consummation of the Business Combination, including by obtaining any necessary approvals from governmental agencies, (iii) prohibitions on the parties soliciting alternative transactions, (iv) VisionWave preparing and filing a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) and taking certain other actions to obtain the requisite approval of Bannix’s stockholders to vote in favor of certain matters, including the adoption of the Merger Agreement and approval of the Business Combination, at a special meeting to be called for the approval of such matters, and (v) the protection of, and access to, confidential information of the parties.

On May 5, 2025, the SEC declared the Company’s registration statement on Form S-4 to be effective.

The representations, warranties and covenants in the Merger Agreement were made solely for the benefit of the parties to the Merger Agreement and are subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made the parties to the Merger Agreement which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. Bannix does not believe that these schedules contain information that is material to an investment decision.

In addition, VisionWave has agreed to adopt an equity incentive plan, as described in the Merger Agreement.

Conditions to the Closing

The obligations of Bannix, VisionWave, Parent Merger Sub and Company Merger Sub (the “Bannix Parties”) and Target to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the approval of Bannix’s stockholders, (ii) the approval of Target’s stockholders, and (iii) the Company’s Form S-4 registration statement becoming effective.

In addition, the obligations of the Bannix Parties to consummate the Business Combination are also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of Target being true and correct to the standards applicable to such representations and warranties and each of the covenants of Target having been performed or complied with in all material respects, (ii) delivery of certain ancillary agreements required to be executed and delivered in connection with the Business Combination, and (iii) no Material Adverse Effect having occurred.

The obligation of Target to consummate the Business Combination is also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of the Bannix Parties being true and correct to the standards applicable to such representations and warranties and each of the covenants of the Bannix Parties having been performed or complied with in all material respects and (ii) the shares of VisionWave Common Stock issuable in connection with the Business Combination being listed on the Nasdaq Stock Market.

Termination Rights

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing of the Business Combination, including, but not limited to, (i) by mutual written consent of Bannix and Target, (ii) by Bannix, on the one hand, or Target, on the other hand, if there is any breach of the representations, warranties, covenant or agreement of the other party as set forth in the Merger Agreement, in each case, such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by either Bannix or Target if the Business Combination is not consummated, (iv) by either Bannix or Target if a meeting of Bannix’s stockholders is held to vote on proposals relating to the Business Combination and the stockholders do not approve the proposals, and (v) by Bannix if the Target stockholders do not approve the Merger Agreement.

Permitted Financings

The Merger Agreement contemplates that Target (a) may enter into agreements to raise capital in one or more private placement transactions prior to the Closing for aggregate gross proceeds of up to $20,000,000 or (b) consummate an initial sale of any shares of capital stock of Target in an underwritten public offering registered under the Securities Act or any direct listing of any shares of capital stock of Target on a securities exchange or securities market (“Permitted Financings”).

Stockholder Support Agreement

In accordance with the Merger Agreement, within thirty (30) days following the execution of the Merger Agreement, Bannix, VisionWave, Target, and certain stockholders of Target representing the requisite votes necessary to approve the Merger Agreement (the “Target Equity Holders”) are expected to enter into a Stockholder Support Agreement pursuant to which the Target Equity Holders will: (a) agree to vote in favor of the adoption of the Merger Agreement and approve the Mergers and the other Transactions to which Target is a party; and (b) agree to waive any appraisal or similar rights they may have pursuant to Nevada law with respect to the Mergers and the other Transactions.

Potential Private Placement

On April 9, 2025, VisionWave Technologies entered into a non-exclusive placement agent engagement agreement (the “Engagement Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which Maxim will act as VisionWave Technologies’ non-exclusive placement agent in connection with a potential private placement of up to $10 million of equity or equity-linked securities (the “Offering”). The Offering is expected to be conducted on a “commercially reasonable efforts” basis, and there is no assurance that the Offering will be completed, or that any definitive agreements with investors will be entered into. Under the terms of the Engagement Agreement, VisionWave Technologies retains full discretion to accept or reject any investment proposals and will determine the final terms and structure of the Offering, subject to market conditions and investor interest. Maxim will be entitled to a cash placement fee equal to seven percent (7.0%) of the gross proceeds received by VisionWave Technologies from any investor introduced by Maxim. In addition, VisionWave Technologies agreed to reimburse Maxim for up to $25,000 in out-of-pocket expenses incurred in connection with the engagement, subject to certain conditions and prior approvals.

The Engagement Agreement includes a limited right of first refusal for a period of nine (9) months following the final closing of the Offering, Maxim shall have the right to act as sole managing underwriter or sole placement agent for any subsequent public or private offerings of equity, equity-linked, or debt securities of VisionWave Technologies, subject to Maxim matching the material terms offered by any third party. VisionWave Technologies has not yet launched the Offering, and no securities have been issued as of the date of this filing.

There can be no assurance that VisionWave Technologies will consummate the Offering or receive any proceeds from it.

Nasdaq Notices

On September 13, 2024, Bannix received a letter from the Listing Qualifications Department of Nasdaq stating that, because it did not complete a Business Combination within 36 months of the effectiveness of its IPO registration statement, Bannix’s securities were subject to delisting from The Nasdaq Stock Market (“Nasdaq”) under Nasdaq Listing Rule IM-5101-2.

The letter further stated that unless Bannix appealed Nasdaq’s determination by September 20, 2024, trading of the Bannix’s securities would be suspended at the opening of business on September 24, 2024, and a Form 25-NSE would be filed with the SEC to remove the Bannix’s securities from listing and registration on Nasdaq.

Bannix appealed Nasdaq’s determination to a Hearings Panel (the “Panel”) and on December 2, 2024, the Panel granted the Bannix’s request for an exception to the Nasdaq Listing Rule IM-5101-2 to allow continued listing on Nasdaq. Bannix has been was granted an extension until March 12, 2025, to complete its proposed Business Combination.

On November 19, 2024, the Bannix a written notice (the “Notice”) from the Nasdaq Listing Qualifications department indicating that Bannix is not in compliance with the minimum Market Value of Listed Securities (“MVLS”) requirement of $35 million for continued listing as set forth in Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Bannix’s securities. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Bannix had will have 180 calendar days (the “Compliance Period”) to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for Bannix must be at least $35 million for a minimum of ten consecutive business days at any time during this Compliance Period. If the Bannix regained compliance with the MVLS Rule, Nasdaq would provide Bannix with written confirmation and would close the matter. If the Bannix did not regain compliance with the MVLS Rule by the Compliance Date, Nasdaq would provide written notification that its securities would be subject to delisting. In the event of such notification, the Nasdaq rules permit the Bannix an opportunity to appeal Nasdaq’s determination.

On March 13, 2025, the Bannix received a letter from the Panel notifying the Company that it would be suspended from trading on Nasdaq due to the Company’s inability to satisfy the terms outlined in the Panel’s December 2, 2024 decision. As a result, the trading in the Bannix’s securities moved to the OTC Pink at the open of trading on March 17, 2025, under the trading symbols of BNIX, BNIXR and BNIXW. As the successor to Bannix, upon the consummation of the Business Combination, VisionWave Common Stock and VisionWave Warrants began trading on July 15, 2025 on the NASDAQ under the symbols “VWAV and “VWAV” respectively and Bannix’s securities stopped trading.

Certificate of Correction to Certificate of Amendment

On February 8, 2024, Bannix filed a Certificate of Correction to its Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Correction”) filed with the Secretary of State of the State of Delaware on March 9, 2023 (the “Certificate of Amendment”). The Certificate of Amendment inadvertently removed the provisions relating to Bannix’s obligation to wind up and liquidate the Company and redeem the public shares if the Bannix had not consummated an initial Business Combination within the specified time. The Certificate of Correction corrects this error to the Certificate of Amendment. The corrections made by the Certificate of Correction are retroactively effective as of March 9, 2023, the original filing date of the Certificate of Amendment.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2025, the Company had $885 in cash and a working capital deficit of $6,287,377.

The Company’s liquidity needs through June 30, 2025, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Former Sponsor and Sponsor and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2025 and December 31, 2024, there were no loans associated with Working Capital Loans. As of June 30, 2025 and December 31, 2024, the Company owed $2,153,962 and $1,811,700 to the Former Sponsor, the Sponsor, related parties and affiliated related parties, respectively. See Note 6 for further disclosure of Former Sponsor, Sponsor, related parties and affiliated related party loans.

As additional sources of funding, the Company issued unsecured promissory notes to Evie Autonomous LTD (“Evie”) with a principal amount of $1,003,995 (the “Evie Autonomous Extension Notes”). The Evie Autonomous Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Deadline Date, the Evie Autonomous Extension Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On December 26, 2024 and revised on February 4, 2025, April 19, 2025 and May 25, 2025, the Company entered into several agreements to defer certain transaction costs and obligations associated with its proposed Business Combination until after the closing of the proposed Business Combination. The deferred obligations include:

●	transaction costs of approximately $300,000 related to legal and financial advisory services provided in connection with the proposed Business Combination. These costs will be payable no later than three (3) months following the closing of the proposed Business Combination,

●	promissory notes - Evie in the amount of $1,003,995 due only after any Pre-Paid Advance issued in connection with the SEPA is repaid in full, see Note 11,

●	an aggregate of $2,019,200 owed to the Sponsor and its affiliates, including promissory notes, administrative support fees, and advances due only after any Pre-Paid Advance issued in connection with the SEPA is repaid in full, see Note 11.

On January 19, 2025, the CEO of the Company agreed to defer $110,400 of compensation expense due him. These costs would have been payable no later than three (3) months following the closing of the proposed Business Combination. On May 25, 2025, the agreement was modified such that the payable is due only after any Pre-Paid Advance issued in connection with the SEPA is repaid in full, see Note 11.

All deferred payments will be made exclusively from the working capital of the post-closing entity or funds raised following the closing. These deferments provide the Company with the financial flexibility to focus on completing the transaction while ensuring that all obligations are met within the agreed timeframes.

On April 8, 2025, with an effective date of March 31, 2025, the Company entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of VisionWave Technologies. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to the Company, sufficient to fund the working capital needs through August 13, 2026. The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the Board of Directors, and only to the extent such repayment would not impair the Company’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the financial statement.

Based on the foregoing, management believes that the funds the Company has available is sufficient to meet its operating needs through the consummation of a Business Combination through the temporarily extended Deadline Date. Over this time period, the Company will be utilizing the funds available to it to pay existing accounts payable and consummating the proposed Business Combination.

The Company is within 12 months of its mandatory liquidation date as of June 30, 2025. In connection with the Company’s assessment of going concern considerations, the Company had a temporarily extended deadline date beyond the June 14, 2025 Deadline Date to consummate a Business Combination. The Company closed on its proposed Business Combination on July 14, 2025 alleviating the mandatory liquidation requirement.

On April 9, 2025, VisionWave Technologies entered into a non-exclusive placement agent engagement agreement (the “Engagement Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which Maxim will act as VisionWave’s non-exclusive placement agent in connection with a potential private placement of up to $10 million of equity or equity-linked securities (the “Offering”). The Offering is expected to be conducted on a “commercially reasonable efforts” basis, and there is no assurance that the Offering will be completed, or that any definitive agreements with investors will be entered into. Under the terms of the Engagement Agreement, VisionWave retains full discretion to accept or reject any investment proposals and will determine the final terms and structure of the Offering, subject to market conditions and investor interest. Maxim will be entitled to a cash placement fee equal to seven percent (7.0%) of the gross proceeds received by VisionWave from any investor introduced by Maxim and listed in exhibit to the Engagement Agreement. In addition, VisionWave agreed to reimburse Maxim for up to $25,000 in out-of-pocket expenses incurred in connection with the engagement, subject to certain conditions and prior approvals.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. And in October 2023, the Hamas Terror Organization attacked the Southern part of Israel, which in turn, commenced a military action with Gaza Strip. As a result, these actions, and the possibility of escalating military actions, have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

Consideration of Inflation Reduction Act Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a 1% federal excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by the Company, in connection with a Business Combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by the Company and not by the redeeming holders, it could cause a reduction in the value of the Company’s Class A common stock, cash available with which to effectuate a Business Combination or cash available for distribution in a subsequent liquidation. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination will depend on a number of factors, including (i) the structure of the Business Combination, (ii) the fair market value of the redemptions and repurchases in connection with the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or any other equity issuances within the same taxable year of the Business Combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by the Company in the event the Company is unable to complete a Business Combination in the required time and redeem 100% of the remaining Class A common stock in accordance with the Company’s amended and restated certificate of incorporation, in which case the amount that would otherwise be received by the public stockholders in connection with the Company’s liquidation would be reduced.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination, but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. The Company is currently evaluating its options with respect to this obligation. Any amount of such excise tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 8% interest per annum, a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full, and a failure to file penalty of 5% per month.

As of the filing of the Form 10-Q, the Company has not filed its 2024 excise tax return and no amounts have been paid. As of June 30, 2025 and December 31, 2024, the Company is reporting $177,806 and $50,587 in excise tax interest and penalties payable on the unaudited condensed consolidated balance sheets.

Investment Company Act 1940

Under the current rules and regulations of the SEC we are not deemed an investment company for purposes of the Investment Company Act; however, on March 30, 2022, the SEC proposed new rules (the “Proposed Rules”) relating, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The Proposed Rules provide a safe harbor for companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the Proposed Rules would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial Business Combination no later than 18 months after the effective date of the SPAC’s registration statement for its IPO. The Company would then be required to complete its initial Business Combination no later than 24 months after the effective date of such registration statement. There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including this Company. Although the Company entered into a definitive Business Combination agreement within 18 months after the effective date of the registration statement relating to the IPO, there is a risk that the Company may not complete an initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that the Company has been operating as an unregistered investment company. If the Company were deemed to be an investment company for purposes of the Investment Company Act, the Company may be forced to abandon its efforts to complete an initial Business Combination and instead be required to liquidate. If the Company is required to liquidate, the investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction.

The Investment Company Act defines an investment company as any issuer which (i) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; (ii) is engaged or proposes to engage in the business of issuing face-amount certificates of the installment type, or has been engaged in such business and has any such certificate outstanding; or (iii) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis. The Company has assessed its primary line of business and the value of its investment securities as compared to the value of total assets to determine whether the Company may be deemed an investment company. The longer that the funds in the Trust Account are held in money market funds, there is a greater risk that the Company may be considered an unregistered investment company. As a result, the Company has switched all funds to cash, will likely receive minimal interest, if any, on the funds held in the Trust Account after such time, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of our Company. Currently, the funds in the Trust Account are held in a demand deposit account and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Failure to meet these criteria could result in the SPAC being deemed an unregistered investment company under the Act, requiring liquidation and potentially preventing completion of the proposed transaction. Bannix completed its IPO within the SEC’s safe harbor timeline, having entered into a definitive Business Combination Agreement with VisionWave Technologies Inc. on March 26, 2024, less than 42 months after its IPO. The transaction is expected to close within the SEC’s prescribed 42-month timeline. Currently, Bannix does not hold itself out as being engaged in investing, reinvesting, or trading in securities. All funds in the Trust Account are held in demand deposit accounts that comply with Rule 2a-7 under the Investment Company Act. The funds are not invested in marketable securities to avoid the risk of being deemed an unregistered investment company. As of the date of this filing, Bannix’s Trust Account remains compliant with the safe harbor criteria outlined in SEC Release No. 33-11265. If Bannix were deemed to be an unregistered investment company under the Investment Company Act, it could be forced to abandon the Business Combination and liquidate. In such a scenario, public stockholders would lose the opportunity to benefit from potential appreciation in the value of Bannix’s stock and warrants following the Business Combination. In conclusion, Bannix is committed to ensuring compliance with the Investment Company Act and the updated SEC guidance. By adhering to the safe harbor provisions, Bannix seeks to mitigate risks associated with the potential application of the Investment Company Act.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America for interim financial information (“US GAAP”) and pursuant to Rule 8-03 of Regulation S-X promulgated by the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period through December 31, 2024 filed with the SEC on February 28, 2025. The balance sheet as of June 30, 2025 contained herein has been derived from the audited financial statements as of December 31, 2024, but does not include all disclosures required by U.S. GAAP.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bannix (prior to the succession by Vision Wave Holdings) and its wholly-owned subsidiaries: (i) VisionWave Holdings, Inc., (ii) BNIX Merger Sub, Inc., and (iii) BNIX VW Merger Sub, Inc. All intercompany transactions have been eliminated.

Segment Reporting

The Company complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant estimates include assumptions made in the valuation of our Private Placement Warrants. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024 other than its investments held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2025 and December 31, 2024, the Company had no deposits in excess of the Federal Depository Insurance Coverage, respectively. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s cash, current assets and current liabilities approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, due to their short-term nature.

Fair value is defined as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy which prioritizes the inputs used in the valuation methodologies is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Fair Value of Trust Account

As of June 30, 2025 and December 31, 2024, the assets in the Trust Account were held in a demand deposit account at a bank. These demand deposit accounts were accounted for at fair value on a recurring basis within Level 1 fair value hierarchy.

Offsetting Balances

In accordance with ASC Topic 210 “Balance Sheet”, the Company’s accounting policy is to offset assets and liabilities when a right of offset exist. Accordingly, the unaudited condensed consolidated balance sheets include transactions with the Sponsor and affiliated parties on a net basis.

Fair Value of Warrant Liability

The Company accounted for the 7,306,000 warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the Private Warrants did not meet the criteria for equity treatment and were recorded as a liability and the Public Warrants met the criteria for equity treatment. Accordingly, the Company classified its Private Warrants as a liability at fair value upon issuance and adjusts them to fair value at each reporting period. This liability is re-measured at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity.

The Common Stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Common Stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Common Stock subject to redemption have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit.

The Company recorded an increase in the redemption value because of earnings on the Trust Account and additional deposits that exceed amounts payable for taxes. While the Company may use earnings on the Trust Account to pay its tax obligations, during the six months ended June 30, 2025 and 2024 $94,099 and $422,094, respectively has been withdrawn by the Company from the Trust Account to pay its tax obligations.

At the May 2025 Special Meeting, stockholders redeemed 83,313 shares of the Company’s common stock for $972,722. As of June 30, 2025 the redeeming stockholders were not paid for the redeeming shares. The Company reports this amount as redemptions payable, a non-current liability on the condensed consolidated balance sheet, as the settlement of this liability does not require the use of current assets to settle the liability

Prior to the June 14, 2025 Deadline Date, management of the Company, representing a majority of the Company’s stockholders, held a meeting with the trustee of the Trust Account to request the Trust Account not be liquidated due to the pending regulatory approval of the proposed Business Combination, discussed below. The trustee exercised administrative authority and agreed to the temporary extension of the Deadline Date pending a stockholder meeting. Before a stockholder meeting could be held to extend the Deadline Date, final regulatory approval was granted by Nasdaq and the Company closed on its proposed Business Combination and terminated the trust.

On June 30, 2025 and December 31, 2024, the common stock subject to redemption reflected in the condensed consolidated balance sheets is reconciled in the following table:

Common stock subject to possible redemption
	Shares	Amount
Balance - December 31, 2023	2,939,613	$31,839,150
Less:
Redemptions from Trust Account	(2,614,865)	(28,924,908)
Plus:
Remeasurement of shares subject to redemption		1,169,897
Balance - December 31, 2024	324,748	$4,084,139
Less:
Redemptions from Trust Account	(225,082)	(2,573,762)
Remeasurement of shares subject to redemption		54,827
Balance – March 31, 2025	99,666	$1,565,205
Less:
Redemptions payable from Trust Account	(83,313)	(972,722)
Plus:
Remeasurement of shares subject to redemption		15,815
Balance - June 30, 2025	16,353	$608,298

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

For purposes of calculating diluted loss per common stock, the denominator includes both the weighted-average number of shares of common stock outstanding during the period and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include shares and warrants using the treasury stock method.

As of June 30, 2025 and 2024, 7,306,000 warrants were excluded from the diluted loss per share calculation since the exercise price of the warrants is greater than the average market price of the common stock. As a result, this would have been anti-dilutive and therefore net loss per share is the same as basic loss per share for the period presented.

Reconciliation of Loss per Share of Common Stock

Basic and diluted loss per share for common stock is calculated as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss per share of common stock:
Net Loss	$(434,294)	$(153,104)	$(861,759)	$(181,323)

Weighted Average Shares of common stock	2,587,045	4,081,747	2,692,303	4,734,717
Basic and diluted loss per share	$(0.17)	$(0.04)	$(0.32)	$(0.04)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (0.1)% and (6.1)% for the three months ended June 30, 2025 and 2024, respectively, and (0.8)% and (5.1)% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2025 and 2024, due to state taxes, permanent differences related to Business Combination expenses, and changes in the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, the company accrued $266,576 and $206,200 in interest and penalties for the non-payment of its income taxes. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States, the State of California, and the State of Delaware as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding Founder Shares granted to directors and an officer of the Company. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). The Founder Shares owned by the directors or officer (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has until June 14, 2025 (as extended) to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

The Founder Shares were issued on September 8, 2021, and the Founder Shares vest, not upon a fixed date, but upon consummation of an initial Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Founder Shares as of September 8, 2021. The valuation resulted in a fair value of $7.48 per share as of September 8, 2021, or an aggregate of $972,400 for the 130,000 Founder Shares. The Founder Shares were granted at no cost to the recipients. The excess fair value over the amount paid is $972,400, which is the amount of share-based compensation expense which the Company will recognize upon consummation of an initial business combination.

NOTE 3 — INITIAL PUBLIC OFFERING

On September 14, 2021, the Company consummated its IPO and sold 6,900,000 Units at a purchase price of $10.00 per Unit, which was inclusive of the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $69,000,000. Each Unit that the Company sold had a price of $10.00 and consisted of one share of common stock, one warrant to purchase one share of common stock and one right. Each warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. Each right entitles the holder to buy one tenth of one share of common stock. The common stock, warrants and rights comprising the Units have begun separate trading. At the time that the common stock, warrants and rights comprising the Units began separate trading, holders will hold the separate securities and no longer hold Units (without any action needing to be taken by the holders), and the Units will no longer trade.

All of the shares of common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the IPO and the sale of the Units, the Company sold 181,000 Private Placement Units to certain investors for aggregate cash proceeds of $2,460,000 and issued an additional 225,000 Private Placement Units to the Former Sponsor in exchange for the cancellation of approximately $1,105,000 in loans and a promissory note due to them. Each Private Placement Unit consisted of one share of common stock, one redeemable warrant to purchase one share of common stock at a price of $11.50 per whole share and one right.

NOTE 5 — PROMISSORY NOTE TO EVIE AUTONOMOUS LTD AND EVIE AUTONOMOUS GROUP LTD.

The Company’s unsecured Evie Autonomous Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Deadline Date, the Evie Autonomous Extension Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

At June 30, 2025 and December 31, 2024, the Company owes Evie Autonomous LTD $1,003,995 and reports this as promissory notes – Evie on the unaudited condensed consolidated balance sheets.

On December 26, 2024 and amended on May 27, 2025, the Company entered into an agreement to defer payment of the Evie Autonomous Extension Notes. Under the deferment agreement, these amounts will not become payable until any Pre-Paid Advance issued in connection with the SEPA is repaid in full, see Note 11.

NOTE 6—RELATED PARTY TRANSACTIONS

Founder Shares

On October 20, 2022, pursuant to an SPA, the Sponsor acquired an aggregate of 385,000 shares of common stock of the Company from Bannix Management LLP, Balaji Venugopal Bhat, Nicholos Hellyer, Subbanarasimhaiah Arun, Vishant Vora and Suresh Yezhuvath and 90,000 private placement units from Suresh Yezhuvath (collectively, the “Sellers”) in a private transaction.

The Former Sponsor, Sponsor, Other Investors, Anchor Investors, directors and officer have agreed not to transfer, assign or sell the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property. The Company refers to such transfer restrictions as the “lock-up”. Notwithstanding the foregoing, if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

At June 30, 2025 and December 31, 2024, there were 2,524,000 non-redeemable shares outstanding owned or controlled by the Former Sponsor, Sponsor, Other Investors, Anchor Investors, directors and officers.

Working Capital Loans – Former Sponsor and Sponsor

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the loans out of the proceeds of the Trust Account released to the Company. Otherwise, the loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the loans but no proceeds from the Trust Account would be used to repay the loans. On June 30, 2025 and December 31, 2024, there were no loans outstanding under the working capital loan program.

Commitment of Funds – Former Sponsor

Yezhuvath agreed to contribute to the Company of $225,000 as a capital contribution at the time of the Business Combination with the proceeds to be used to pay the deferred underwriters’ discount. Yezhuvath has agreed to forgive this amount without any additional securities being issued against it.

Transactions with a Related Party

In October 2024, a company related to one of the board members was engaged to perform consulting services. The Company paid $8,000 for the services performed. As of June 30, 2025 and December 31, 2024, no amounts were due the related party company for services performed.

Due to Related Parties

The balance on June 30, 2025 and December 31, 2024 in Due to Related Parties totaled $2,153,962 and $1,811,700, respectively, consists of the following transactions:

	June 30,	December 31,
	2025	2024
Amounts due Suresh Yezhuvath	$23,960	$23,960
Amounts due Subash Menon	1,180	1,180
Repurchase 700,000 shares of common stock from Bannix Management LLP	10,557	10,557
Amounts due to Doug Davis – Accrued Compensation	210,000	125,000
Amounts due to Erik Klinger – Accrued Compensation	58,750	26,250
Administrative Support Agreement (2)(4)	228,333	198,333
Securities Purchase Agreement	200,000	200,000
Promissory Notes with Instant Fame and affiliated parties (3)(4)	840,000	840,000
Advances from affiliated related parties, net (1) (4)	581,182	386,420

	$2,153,962	$1,811,700

(1)	Net of $21,000 and $15,000 paid to an affiliated related party at June 30, 2025 and December 31, 2024, respectively.

For the six months ended June 30, 2025 and the year ended December 31, 2024, $21,000 and $15,000, respectively, was paid to an affiliate of a related party. The Company has a legal right of offset and as such, the net amount is reported on the unaudited condensed consolidated balance sheet.

(2) Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the three and six months ended June 30, 2025 and 2024, the Company incurred $15,000 and $30,000, respectively, pursuant to the agreement and owed $228,333 and $198,333 related to the Administrative Support Agreement at June 30, 2025 and December 31, 2024, respectively. These amounts are reported as a component of due to related parties on the consolidated condensed balance sheets.

(3) Promissory Notes with Instant Fame and Affiliated Parties

On December 13, 2022, the Company issued an unsecured promissory note in favor of Instant Fame, in the principal amount of $690,000. In March and April 2023, the Company issued additional unsecured promissory notes to Instant Fame for $75,000 for each promissory note. At June 30, 2025 and December 31, 2024, there was $1,421,182 and 1,226,420, respectively, outstanding on these promissory notes and included in due to related parties on the unaudited condensed consolidated balance sheet.

(4) Deferment of Related Party Transactions

The Company entered into an agreement to defer payment of certain related party obligations. Under the deferment agreements, all amounts owed to the Sponsor and its affiliates, including promissory notes, administrative support fees, and advances due only after any Pre-Paid Advance issued in connection with the SEPA is repaid in full, see Note 11.

NOTE 7 — COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Units and warrants that may be issued upon conversion of related party loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriters Agreement

The underwriters are entitled to a deferred underwriting discount of $225,000 solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Additionally, the underwriters are entitled to a Business Combination marketing fee of 3.5% of the gross proceeds of the sale of Units in the IPO upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On June 9, 2025, the Company entered into an amendment to the underwriting agreement. Pursuant to the amendment, payments of the Business Combination marketing fee will be modified as follows:

●	$500,000 shall be paid in cash, deferred until the later of (i) twelve (12) months after closing or (ii) the date when a key financing facility of the post-combination company is fully equitized.

●	$1,300,000 shall be paid in shares of the post-combination company’s common stock, calculated based on the 30-day VWAP immediately following the closing date. These shares will be subject to piggyback registration rights and a lock-up that expires upon the termination or full amortization of the referenced financing facility.

The Company issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of Common Stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. The Company accounted for the estimated fair value ($2,861,000) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of Common Stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waives its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if it fails to complete the Business Combination within the time specified in its certificate of incorporation. Accordingly, the fair value of such shares is included in stockholders’ equity. As of June 30, 2025 and December 31, 2024, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the condensed consolidated balance sheets.

Excise Tax

In connection with the Company’s May 2025 Special Meeting, March 2025 Special Meeting, September 2024 Special Meeting, Special Meeting and Annual Meeting, stockholders holding an aggregate of 6,883,647 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $72,575,869 was removed from the Company’s Trust Account to pay such holders and an additional $972,722 is payable to the stockholders that redeemed shares at the May 2025 Special Meeting. As such, the Company has recorded a 1% excise tax liability in the amount of $913,292 and $750,608, respectively, on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, including $177,806 and $50,587, respectively, in excise tax interest and penalties. The excise tax liability does not impact the unaudited condensed consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. The unaudited condensed consolidated statement of operation includes $59,193 and $127,219, respectively, in excise tax interest and penalties for the three and six months ended June 30, 2025. The unaudited condensed consolidated statement of operation includes $0 in excise tax interest and penalties for the three and six months ended June 30, 2024.

The 2024 excise tax return for redemptions that occurred in 2023 was due on October 31, 2024. As of the filing of this Form 10-Q, the Company has not filed its 2024 excise tax return and no amounts have been paid resulting in the excise tax interest and penalties.

Other Investors

Other Investors were granted an aggregate of 16,668 Founder Shares at no costs from Suresh Yezhuvath in March 2021.

The Other Investors have not been granted any stockholder or other rights that are in addition to those granted to the Company’s other public stockholders. The Other Investors will have no rights to the funds held in the Trust Account with respect to the Founder Shares held by them. The Other Investors will have the same rights to the funds held in the Trust Account with respect to the Common Stock underlying the Units they purchase at the IPO as the rights afforded to the Company’s other public stockholders.

Anchor Investors

The Anchor Investors entered into separate letter agreements with the Company and the Former Sponsor pursuant to which, subject to the conditions set forth therein, the Anchor Investors purchased, upon the closing of the IPO on September 14, 2021, 181,000 Private Placement Units and 762,500 Founder Shares on September 9, 2021 (“Anchor Shares” in the total).

The Anchor Investors have not been granted any stockholder or other rights that are in addition to those granted to the Company’s other public stockholders and purchased the Founder Shares for nominal consideration. Each Anchor Investor has agreed in its individually negotiated letter agreement entered into with the Company to vote its Anchor Shares to approve the Company’s initial Business Combination. The Anchor Investors will have no rights to the funds held in the Trust Account with respect to the Anchor Shares held by them. The Anchor Investors will have the same rights to the funds held in the Trust Account with respect to the Common Stock underlying the Units they purchase at the IPO (excluding the Common Stock included in the Private Placement Units purchased) as the rights afforded to the Company’s other public stockholders.

Litigation

From time to time, the Company may be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the potential litigation, claims or disputes.

The Company is not subject to any litigation at the present time.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.01 each. As of June 30, 2025 and December 31, 2024, there were 3,977,853 and 4,286,248 shares of Common Stock issued, respectively, and 2,524,000 shares of Common Stock outstanding, excluding 16,353 and 324,748 shares subject to possible redemption, respectively. Each share of Common Stock entitles the holder to one vote.

Treasury Stock — On June 21, 2021 the Former Sponsor agreed to deliver the Company 1,437,500 shares of common stock beneficially owned by the Former Sponsors.

Rights — Except in cases where the Company is not the surviving company in the Business Combination, each holder of a right will automatically receive one-tenth (1/10) of a share of common stock upon consummation of the Business Combination, even if the holder of a right converted all shares held by him, her or it in connection with the Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-Business Combination activities. In the event that the Company will not be the surviving company upon completion of the Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share of common stock underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional share of common stock upon consummation of Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of the rights to receive the same per share consideration the holders of shares of common stock will receive in the transaction on an as-converted into common stock basis.

NOTE 9 — WARRANT LIABILITY

The Company accounted for the 7,306,000 warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815 “Derivatives and Hedging” whereby under that provision, the Private Warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, the Company classified the Private Warrants as a liability at fair value and adjusts them to fair value at each reporting period. This liability is re-measured at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Private Warrants was estimated using a modified Black-Scholes model. The valuation models utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such Private Warrant classification is also subject to re-evaluation at each reporting period. The Public Warrants met the classification for equity treatment.

Each warrant entitles the holder to purchase one share of the Company’s Common Stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Former Sponsor, Sponsors or its affiliates, without taking into account any Founder Shares held by the Company’s Former Sponsor, Sponsors or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the Market Value.

The warrants will become exercisable on the later of 12 months from the closing of this offering or upon completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., Eastern Time, or earlier upon redemption or liquidation.

Redemption of warrants

The Company may call the warrants for redemption (excluding the private warrants, and any warrants underlying Units issued to the Sponsors, initial stockholders, officers, directors or their affiliates in payment of related party loans made to the Company), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,

●	upon not less than 30 days prior written notice of redemption to each warrant holder,

●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period ending on the third trading business day prior to the notice of redemption to warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day until the date of redemption.

If the Company calls the warrants for redemption as described above, the management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” If management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of June 30, 2025:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$25,984
Total	$—	$—	$25,984

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of December 31, 2024:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$12,180
Total	$—	$—	$12,180

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants:

	June 30,	December 31,
	2025	2024

Valuation Method Utilized	Modified Black Scholes	Modified Black Scholes
Stock Price	$15.00	$11.20
Exercise Price	$11.50	$11.50
Expected Term (years)	5.04	5.25
Volatility	5.0%	1.25%
Risk-free rate	3.72%	4.38%
Market adjustment	1.2%	9%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s warrants classified as Level 3 for the period ended June 30, 2025 and 2024:

Private Warrants
Level 3
Fair value at December 31, 2024	$12,180
Change in fair value	(6,090)
Fair value at March 31, 2025	$6,090
Change in fair value	19,894
Fair value at June 30, 2025	$25,984

Private Warrants
Level 3
Fair value at December 31, 2023	$4,060
Change in fair value	8,120
Fair value at March 31, 2024	$12,180
Change in fair value	(4,060)
Fair value at June 30, 2024	$8,120

NOTE 10 — SEGMENT INFORMATION

ASC Topic 280 establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating costs	$340,625	$348,402	$687,995	$768,454
Interest income on trust account	$6,000	$200,064	$34,720	$566,267

The key metrics included in segment profit or loss reviewed by the CODM are interest income on Trust Account and operating costs. The CODM reviews interest income on Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of the filing of this report (August 19, 2025). The Company did not identify any subsequent events, other than disclosed in the Notes and discussed below, that would have required adjustment or disclosure in these unaudited condensed consolidated financial statements.

On July 10, 2025 pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934 the Company filed Form 8-A registering the securities declared effective by the SEC.

Close of Business Combination

On July 14, 2025, the Company closed its proposed Business Combination and liquidated its Trust Account. In association with the liquidation of the Trust Account, stockholders redeeming their shares of common stock at the May 2025 Special Meeting were paid for their redeeming shares. As the close of the Business Combination occurred after June 30, 2025, financial statement of the Target are not complete and not included in this Form 10-Q.

Business Combination Consideration

As a result of the Business Combination, all of the outstanding shares of common stock, par value $0.01 per share, of Bannix (“Bannix Common Stock”) were cancelled in exchange for the right to receive a pro-rata portion of 2,540,353 shares of common stock of VisionWave (“VisionWave Common Stock”). Each issued and outstanding security of Bannix immediately prior to the Parent Merger Effective Time shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VisionWave.

Closing

After the closing of the Mergers, VisionWave has 14,270,953 shares of common stock outstanding and Warrants to purchase 7,306,000 shares of common stock outstanding. Upon the consummation of the Business Combination, VisionWave Common Stock and VisionWave Warrants began trading on July 15, 2025 on the NASDAQ under the symbols “VWAV and “VWAV” respectively.

In addition to the 2,540,353 shares of VisionWave Common Stock issued upon closing of the Business Combination, 11,000,000 shares of VisionWave Common Stock were issued to Target shareholders. Additionally, 690,000 public rights and 40,600 private rights were issued.

Additionally, in association with the closing of the Business Combination, authorized capital has increased. Authorized shares of preferred stock increased from 1,000,000 shares to 10,000,000 shares. There was no change in the par value. Authorized shares of common stock increased from 100,000,000 shares to 150,000,000 shares. There was no change in the par value.

Short Term Funding

On July 15, 2025, the Company entered into a Securities Purchase Agreements (the “July 2025 SPAs”) with two unaffiliated accredited investors (“July 2025 Lenders”), pursuant to which the Company issued promissory notes (the “July 2025 Notes”) to the July 2025 Lenders in the aggregate principal amount of $354,200, which includes an aggregate original issue discount of $46,200, for a purchase price of $308,000. The July 2025 Notes bear interest at a one-time charge of 12% applied on the issuance date, mature on May 15, 2026, and is repayable in five monthly payments commencing January 15, 2026. The July 2025 Notes are convertible into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), solely upon an event of default, at a conversion price equal to 75% of the lowest trading price during the ten trading days prior to conversion. The Company also entered into an irrevocable transfer agent instructions letter with its transfer agent in connection with the July 2025 Notes. The proceeds from the issuances of the July 2025 Notes will be used for general working capital purposes. The July 2025 Lenders have piggyback registration rights and have agreed not to engage in short sales of the Company’s common stock during the term of the July 2025 Notes. The July 2025 Notes include customary representations, warranties, covenants, and default provisions. The Company may prepay the July 2025 Notes within the first 180 days.

The loan pursuant to the July 2025 Notes closed and funded on July 17, 2025.

The July 2025 Notes were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as the issuances did not involve a public offering, and no underwriters were involved. The July 2025 Lenders represented that they are accredited investors as defined in Rule 501(a) of Regulation D under the Securities Act.

Policies

On July 16, 2025, the Board of Directors of the Company adopted the following policies:

●	A Policy on Granting Equity Awards, which establishes procedures for granting equity awards under the Company’s equity compensation plans, including authority, timing, and error correction processes.

●	A Code of Ethics, which sets forth standards of conduct for the Company’s associates, including honesty, avoidance of conflicts of interest, compliance with laws, and proper accounting practices.

●	An Insider Trading Policy, which prohibits insider trading, defines material non-public information, establishes blackout periods, and imposes additional restrictions on certain personnel.

Additionally, on May 29, 2025, the Board of Directors adopted a Compensation Recovery Policy, effective as of such date, which provides for the recovery of erroneously awarded incentive-based compensation from executive officers in the event of an accounting restatement due to material noncompliance with financial reporting requirements, in accordance with Nasdaq listing rules and Rule 10D-1 under the Exchange Act.

Standby Equity Purchase Agreement

On July 25, 2025, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Investor”) pursuant to which the Company has the right to sell to Investor up to $50 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA, from time to time during the term of the SEPA.

Upon the satisfaction of the conditions to Investor’s purchase obligation set forth in the SEPA, including having a registration statement registering the resale of the shares of common stock issuable under the SEPA declared effective by the SEC, the Company will have the right, but not the obligation, from time to time at its discretion until the SEPA is terminated to direct Investor to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to Investor (“Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

The shares of common stock purchased pursuant to an Advance delivered by the Company will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of common stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each Advance Notice below which the Company will not be obligated to make any sales to Investor. “VWAP” is defined as the daily volume weighted average price of the shares of common stock for such trading day on the Nasdaq Stock Market during regular trading hours as reported by Bloomberg L.P.

In connection with the SEPA, and subject to the condition set forth therein, Investor has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $5.0 million (the “Pre-Paid Advance”). The first Pre-Paid Advance was disbursed on July 25, 2025 with respect to $3.0 million and the balance of $2.0 million will be disbursed upon the registration statement registering the resale of the shares of common stock issuable under the SEPA being declared effective. The purchase price for the Pre-Paid Advance is 94% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date will be 12-months after the closing of each tranche of the Pre-Paid Advance. Investor may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $10.00 or 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $1.00 (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to Investor the principal and interest due thereunder. In no event shall Investor be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Investor and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. If any time on or after the issuance of the Convertible Notes (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap, where applicable ( “Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”)), then the Company shall make monthly payments to Investor beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $750,000 plus an 5.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”).

Investor, in its sole discretion and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the SEPA requiring the issuance and sale of shares of common stock to Investor at the Conversion Price in consideration of an offset of the Convertible Notes (“Investor Advance”). Investor, in its sole discretion, may select the amount of any Investor Advance, provided that the number of shares issued does not cause Investor to exceed the 4.99% ownership limitation, does not exceed the Exchange Cap or the number of shares of common stock that are registered. As a result of a Investor Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Investor Advance.

The Company will control the timing and amount of any sales of shares of common stock to Investor, except with respect to Investor Advances. Actual sales of shares of common stock to Investor as an Advance under the SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for our business and operations.

The SEPA will automatically terminate on the earliest to occur of (i) the 24-month anniversary of the date of the SEPA or (ii) the date on which Investor shall have made payment of Advances pursuant to the SEPA for shares of common stock equal to $50,000,000. We have the right to terminate the SEPA at no cost or penalty upon five (5) trading days’ prior written notice to Investor, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and the Company has paid all amounts owed to Investor pursuant to the Convertible Notes. The Company and Investor may also agree to terminate the SEPA by mutual written consent. Neither the Company nor Investor may assign or transfer our respective rights and obligations under the SEPA, and no provision of the SEPA may be modified or waived by us or Investor other than by an instrument in writing signed by both parties.

As consideration for Investor’s commitment to purchase the shares of common stock pursuant the SEPA, the Company paid Investor, (i) a structuring fee in the amount of $35,000 and (ii) 200,000 shares of common stock as an equity fee. Further, the Company is required to pay Investor a commitment fee of $500,000 of which $250,000 shall be due and payable on the earlier of the effective date of the initial registration statement, or 60 days following the date hereof and the remaining $250,000 shall be due and payable on the date that is 90 days following the initial due date to be paid by the issuance of such number of common shares that is equal to the applicable portion of the commitment fee divided by the average of the daily VWAPs of the common shares during the three trading days immediately prior to the applicable due date.

The SEPA contains customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

The net proceeds under the SEPA to the Company will depend on the frequency and prices at which the Company sells its shares of common stock to Investor. The Company expects that any proceeds received from such sales to Investor will be used for working capital and general corporate purposes.

Omnibus Equity Incentive Plan

On August 5, 2025, the Board of Directors (the “Board”) of the Company adopted the Company’s 2025 Omnibus Equity Incentive Plan (the “Plan”), which authorizes the issuance of up to 7,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The Plan is subject to approval by the Company’s shareholders within twelve (12) months of the Board’s adoption date. If shareholder approval is obtained, the Plan will become effective as of August 5, 2025. The Plan provides for the grant of various equity-based awards, including non-qualified stock options, incentive stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance unit awards, unrestricted stock awards, distribution equivalent rights, or any combination thereof. The Plan is intended to assist the Company in attracting, retaining, and incentivizing key management employees, directors, and consultants, and to align their interests with those of the Company’s shareholders.

Executive’s Employment Agreements

On August 6, 2025, the Company entered into employment agreements (each, an “Employment Agreement”) with Douglas Davis, as Executive Chairman, Noam Kenig, as Chief Executive Officer, and Danny Rittman, as Chief Technology Officer (collectively, the “Executives”). Each Employment Agreement has an initial term of three (3) years, commencing on August 6, 2025, and is subject to automatic one-year renewals thereafter unless terminated by either party with at least thirty (30) days’ prior written notice.

Under the Employment Agreements:

●	Mr. Davis and Mr. Kenig will each receive an initial base salary of $150,000 per year, increasing to $300,000 upon the Company achieving $3,000,000 in revenue during any ninety (90)-day period, and further increasing to $600,000 upon achieving $6,000,000 in revenue during any ninety (90)-day period, with subsequent adjustments to fair market rates.

●	Mr. Rittman will receive an initial base salary of $120,000 per year, increasing to $240,000 upon the Company achieving $3,000,000 in revenue during any ninety (90)-day period, and further increasing to $360,000 upon achieving $6,000,000 in revenue during any ninety (90)-day period, with subsequent adjustments to fair market rates.

●	Mr. Davis and Mr. Kenig are each eligible for an annual performance bonus targeted at 2% of the Company’s net income as reflected in its financial statements filed with the Securities and Exchange Commission (the “SEC”).

●	Each Executive is eligible for four (4) weeks of paid vacation per year, participation in the Company’s benefit plans (including medical, dental, vision, disability, life insurance, and 401(k) plans), and reimbursement of reasonable business expenses.

●	In the event of termination without cause or resignation for good reason, each Executive is entitled to severance equal to the greater of $600,000 or two (2) times their then-current base salary, payable within six (6) months of termination, subject to execution of a general release.

●	Upon a change in control followed by termination within three (3) months, all outstanding equity awards vest immediately, and severance becomes payable.

●	Each Employment Agreement includes standard provisions for termination for cause, death, disability, or without good reason, with limited payments in such cases.

Additionally, as a condition to entering into the Employment Agreements, each Executive entered into a Proprietary & Confidential Information, Inventions Assignment, Non-Solicitation and Non-Competition Agreement and a Mutual Agreement to Arbitrate with the Company.

Additionally, pursuant to the Employment Agreements and under the Plan (subject to shareholder approval thereof), the Company granted nonstatutory stock options (each, an “Option”) to the Executives as follows:

●	Mr. Davis and Mr. Kenig were each granted Options to purchase 2,000,000 shares of Common Stock.

●	Mr. Rittman was granted an Option to purchase 500,000 shares of Common Stock.

Each Option has an exercise price of $7.20 per share (to be determined as the fair market value on the grant date) and vests in twelve (12) equal quarterly installments over four (4) years, commencing on the date of shareholder approval of the Plan (the “Approval Date”). The Options are exercisable for five (5) years from the grant date and allow for cashless exercise. The grants are contingent upon shareholder approval of the Plan; if not approved, the Options will be null and void.

Shares to Vendor

At June 30, 2025, the Company owed a vendor $87,500 for services rendered. On July 28, 2025, the Company and the vendor agreed to satisfy the outstanding balance with the Company issuing 22,500 Bannix Common Shares to the vendor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to VisionWave Holdings, Inc. as the successor to Bannix Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on January 21, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On September 14, 2021, we consummated our IPO of 6,900,000 units at $10.00 per unit (the “Units”). Each Unit consists of one share of our common stock (the “Public Shares”), one redeemable warrant to purchase one share of our common stock at a price of $11.50 per share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of our common stock upon the consummation of the Business Combination.

Simultaneously with the closing of the IPO, we consummated the issuance of 406,000 private placement units (the “Private Placement Units”) as follows: we sold 181,000 Private Placement Units to certain investors for aggregate cash proceeds of $2,460,000 and issued an additional 225,000 private placement units to our Former Sponsor in exchange for the cancellation of $1,105,000 in loans and a promissory note due to them. Each Private Placement Unit consists of one share of our common stock, one redeemable warrant to purchase one share of our common stock at a price of $11.50 per whole share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of our common stock upon the consummation of our Business Combination. Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating our Business Combination.

Upon the closing of the initial public offering on September 14, 2021, a total of $69,690,000 of the net proceeds was deposited in a trust account established for the benefit of our public stockholders.

Recent Developments

Stockholder Meetings

As discussed throughout this report, the Company has held shareholder meetings on March 8, 2023, March 8, 2024, September 6, 2024 and March 7, 2025, pursuant to which the stockholders approved the filing of an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Extension Amendment”), to extend the date (the “Extension”) by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (an “initial Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial Business Combination, and (3) redeem 100% of the Company’s common stock (“common stock”) included as part of the units sold in the Company’s initial public offering (the “IPO”).

At the March 7, 2025, the Company’s stockholders approved an Extension Amendment, to extend the Deadline Date from March 14, 2025, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to three (3) times by an additional one (1) month each time after March 14, 2025 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until June 14, 2025, or a total of up to three (3) months after March 14, 2025, unless the closing of a Business Combination shall have occurred prior thereto (the “March 2025 Extension Amendment”). The stockholders also approved the Trust Amendment to the Trust Agreement by and between the Company and the Trustee incorporating the terms as set forth in the above extension. Beginning in March 2025, the Sponsor or its designees deposited into the Trust Account, as a loan, $4,983 or $0.05 per public share multiplied by the number of public shares outstanding (the “Contribution”), in connection with each Extension. Further, at the March 8, 2024 meeting, the stockholders approved the removal of the Amended and Restated Certificate of Incorporation the redemption limitation contained under Section 9.2(a) preventing the Company from closing a Business Combination if it would have less than $5,000,001 of net tangible assets in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the United States Securities and Exchange Commission (the “NTA Amendment”).

In order to fund deposits required to allow for such extension, we obtained loans from Instant Fame, LLC and Evie Group evidenced by non-interest-bearing promissory notes that are payable upon the consummation of a business combination by us. If we fail to consummate a business combination, the outstanding debt under the promissory notes will be forgiven, except to the extent of any funds held outside of the trust account after paying all other fees and expenses of the Company.

If we have not completed our initial business combination by June 14, 2025, as extended, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

At the aforementioned stockholder meetings, stockholders holding a total of 6,800,334 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $72,575,869 was removed from the Company’s Trust Account to pay such holders.

On May 22, 2025, the Company held a special meeting of stockholders (the “May 2025 Special Meeting”) whereby the Company’s stockholders approved the proposals described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on May 9, 2025 (the “May 9, 2025 Proxy Statement”). The approved proposals include (i) the proposed Business Combination (2) the stock issuance plan, (3) the incentive plan proposal and (4) the director election proposal.

In connection with the vote at the May 2025 Special Meeting, stockholders holding a 83,313 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, $972,722 (approximately $11.67 per share) will be removed from the Company’s Trust Account to pay such holders. On July 17, 2025 the stockholders redeeming their share at the May 22, 2025 Special Meeting were paid for their redeemed shares. Following redemptions, the Company had 2,540,353 shares outstanding prior to the Merger.

In association with the Company’s special meetings and annual meeting, as of the filing of this Form 10-Q, the Company has deposited an aggregate of $1,857,358 into the Trust Account to extend the Deadline Date.

Associated with the special meetings and annual meeting, and related redemptions, the company recognized an excise tax equal to 1% of the value of the redeeming shares or $913,292. As of the filing of this Form 10-Q, the Company has not filed its 2024 excise tax return and no amounts have been paid. As of June 30, 2025, the Company’s excise tax liability on its condensed consolidated balance sheet includes $177,806 in excise tax interest and penalties.

Deadline Date Extension

In connection with the March 7, 2025 Special Meeting, the stockholders of the Company approved the extension of the Deadline date to March 14, 2025 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until June 14, 2025.

Prior to the June 14, 2025, Deadline Date, management of the Company, representing a majority of the Company’s stockholders, held a meeting with the trustee of the Trust Account to request the Trust Account not be liquidated due to the pending regulatory approval of the proposed Business Combination, discussed below. The trustee exercised administrative authority and agreed to the temporary extension of the Deadline Date pending a stockholder meeting. Before a stockholder meeting could be held to extend the Deadline Date, final regulatory approval was granted by Nasdaq and the Company closed on its proposed Business Combination.

Proposed Business Combination – VisionWave Technologies

Prior to the succession of VW Holdings of Bannix, on March 26, 2024, the Bannix entered into a Business Combination Agreement (the “Original Agreement”), by and among Bannix, VisionWave Technologies, Inc., a Nevada corporation (“Target” or “VisionWave Technologies”) and the shareholders of Target.

On September 6, 2024, Bannix entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Bannix, VisionWave Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Bannix (“VisionWave”), BNIX Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of VisionWave (“Parent Merger Sub”), BNIX VW Merger Sub, Inc., a Nevada corporation and direct, wholly owned subsidiary of VisionWave (“Company Merger Sub”), and Target. The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Bannix, VisionWave, Parent Merger Sub, Company Merger Sub, and Target.

On July 14, 2025, the Company closed its proposed Business Combination with VisionWave Technologies.

The Mergers

Pursuant to and in accordance with the terms set forth in the Merger Agreement, (a) Parent Merger Sub will merge with and into Bannix, with Bannix continuing as the surviving entity (the “Parent Merger”), as a result of which, (i) Bannix will become a wholly owned subsidiary of VisionWave, and (ii) each issued and outstanding security of Bannix immediately prior to the effective time of the Parent Merger (the “Parent Merger Effective Time”) (other than shares of Bannix Common Stock that have been redeemed or are owned by Bannix or any of its direct or indirect subsidiaries as treasury shares and any Dissenting Parent Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VisionWave (other than the Parent Rights, which shall be automatically converted into shares of VisionWave), and, (b) immediately following the consummation of the Parent Merger but on the same day, Company Merger Sub will merge with and into Target, with Target continuing as the surviving entity (the “Company Merger” and, together with the Parent Merger, the “Mergers”), as a result of which, (i) Target will become a wholly owned subsidiary of VisionWave, and (ii) each issued and outstanding security of Target immediately prior to the effective time of the Company Merger (the “Company Merger Effective Time”) (other than any Cancelled Shares or Dissenting Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VisionWave. The Mergers and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

The Business Combination is expected to close in the third quarter of 2025, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Bannix and Target.

Consideration

Pursuant to and in accordance with the terms set forth in the Merger Agreement, at the Parent Merger Effective Time, (a) each share of Bannix common stock, par value $0.001 per share (“Bannix Common Stock”) outstanding immediately prior to the Parent Merger Effective Time that has not been redeemed, is not owned by Bannix or any of its direct or indirect subsidiaries as treasury shares and is not a Dissenting Parent Share will automatically convert into one share of common stock, par value $0.001, of VisionWave (each, a share of “VisionWave Common Stock”), (b) each Bannix Warrant shall automatically convert into one warrant to purchase shares of VisionWave Common Stock (each, a “VisionWave Warrant”) on substantially the same terms and conditions; and (c) each Bannix Right will be automatically converted into the number of shares of VisionWave Common Stock that would have been received by the holder of such Bannix Right if it had been converted upon the consummation of a Business Combination in accordance with Bannix’s organizational documents.

In accordance with the terms and subject to the conditions of the Merger Agreement, at the Company Merger Effective Time, (a) each share of issued and outstanding Target common stock, par value $0.01 (“Target Common Stock”), shall be cancelled and converted into 4,041 shares of VisionWave Common Stock.

Governance

Subject to approval of shareholders, the parties have agreed to take actions such that, effective immediately after the Closing of the Business Combination, VisionWave’s board of directors shall consist of five directors, consisting of Haggai Ravid, Chuck Hansen, Eric T. Shuss, Douglas Davis and Noam Kenig. Additionally, certain current Target management personnel may become officers of VisionWave.

Representations and Warranties; Covenants

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including, among others, covenants providing for (i) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Business Combination, (ii) the parties’ efforts to satisfy conditions to consummation of the Business Combination, including by obtaining any necessary approvals from governmental agencies, (iii) prohibitions on the parties soliciting alternative transactions, (iv) VisionWave preparing and filing a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) and taking certain other actions to obtain the requisite approval of Bannix’s stockholders to vote in favor of certain matters, including the adoption of the Merger Agreement and approval of the Business Combination, at a special meeting to be called for the approval of such matters, and (v) the protection of, and access to, confidential information of the parties.

On May 5, 2025, the SEC declared VisionWave’s registration statement on Form S-4 to be effective.

The representations, warranties and covenants in the Merger Agreement were made solely for the benefit of the parties to the Merger Agreement and are subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made the parties to the Merger Agreement which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. Bannix does not believe that these schedules contain information that is material to an investment decision.

In addition, VisionWave has agreed to adopt an equity incentive plan, as described in the Merger Agreement.

Conditions to the Closing

The obligations of Bannix, VisionWave, Parent Merger Sub and Company Merger Sub (the “Bannix Parties”) and Target to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the approval of Bannix’s stockholders, (ii) the approval of Target’s stockholders, and (iii) VisionWave’s Form S-4 registration statement becoming effective.

In addition, the obligations of the Bannix Parties to consummate the Business Combination are also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of Target being true and correct to the standards applicable to such representations and warranties and each of the covenants of Target having been performed or complied with in all material respects, (ii) delivery of certain ancillary agreements required to be executed and delivered in connection with the Business Combination, and (iii) no Material Adverse Effect having occurred.

The obligation of Target to consummate the Business Combination is also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of the Bannix Parties being true and correct to the standards applicable to such representations and warranties and each of the covenants of the Bannix Parties having been performed or complied with in all material respects and (ii) the shares of VisionWave Common Stock issuable in connection with the Business Combination being listed on the Nasdaq Stock Market.

Termination Rights

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing of the Business Combination, including, but not limited to, (i) by mutual written consent of Bannix and Target, (ii) by Bannix, on the one hand, or Target, on the other hand, if there is any breach of the representations, warranties, covenant or agreement of the other party as set forth in the Merger Agreement, in each case, such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by either Bannix or Target if the Business Combination is not consummated, (iv) by either Bannix or Target if a meeting of Bannix’s stockholders is held to vote on proposals relating to the Business Combination and the stockholders do not approve the proposals, and (v) by Bannix if the Target stockholders do not approve the Merger Agreement.

Permitted Financings

The Merger Agreement contemplates that Target (a) may enter into agreements to raise capital in one or more private placement transactions prior to the Closing for aggregate gross proceeds of up to $20,000,000 or (b) consummate an initial sale of any shares of capital stock of Target in an underwritten public offering registered under the Securities Act or any direct listing of any shares of capital stock of Target on a securities exchange or securities market (“Permitted Financings”).

Stockholder Support Agreement

In accordance with the Merger Agreement, within thirty (30) days following the execution of the Merger Agreement, Bannix, VisionWave, Target, and certain stockholders of Target representing the requisite votes necessary to approve the Merger Agreement (the “Target Equity Holders”) are expected to enter into a Stockholder Support Agreement pursuant to which the Target Equity Holders will: (a) agree to vote in favor of the adoption of the Merger Agreement and approve the Mergers and the other Transactions to which Target is a party; and (b) agree to waive any appraisal or similar rights they may have pursuant to Nevada law with respect to the Mergers and the other Transactions.

Potential Private Placement

On April 9, 2025, VisionWave Technologies entered into a non-exclusive placement agent engagement agreement (the “Engagement Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which Maxim will act as VisionWave Technologies’ non-exclusive placement agent in connection with a potential private placement of up to $10 million of equity or equity-linked securities (the “Offering”). The Offering is expected to be conducted on a “commercially reasonable efforts” basis, and there is no assurance that the Offering will be completed, or that any definitive agreements with investors will be entered into. Under the terms of the Engagement Agreement, VisionWave Technologies retains full discretion to accept or reject any investment proposals and will determine the final terms and structure of the Offering, subject to market conditions and investor interest. Maxim will be entitled to a cash placement fee equal to seven percent (7.0%) of the gross proceeds received by VisionWave Technologies from any investor introduced by Maxim. In addition, VisionWave Technologies agreed to reimburse Maxim for up to $25,000 in out-of-pocket expenses incurred in connection with the engagement, subject to certain conditions and prior approvals.

The Engagement Agreement includes a limited right of first refusal for a period of nine (9) months following the final closing of the Offering, Maxim shall have the right to act as sole managing underwriter or sole placement agent for any subsequent public or private offerings of equity, equity-linked, or debt securities of VisionWave Technologies, subject to Maxim matching the material terms offered by any third party. VisionWave Technologies has not yet launched the Offering, and no securities have been issued as of the date of this filing.

There can be no assurance that VisionWave Technologies will consummate the Offering or receive any proceeds from it.

On July 10, 2025 Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934 the Company filed Form 8-A registering the securities declared effective by the SEC.

Close of Business Combination

On July 14, 2025, the Company closed on its proposed Business Combination and liquidated its Trust Account. In association with the liquidation of the Trust Account, stockholders redeeming their shares of common stock at the May 2025 Special Meeting were paid for their redeeming shares. As the close of the Business Combination occurred after June 30, 2025, financial statement of the Target are not complete and not included in this Form 10-Q.

Business Combination Consideration

As a result of the Business Combination, all of the outstanding shares of common stock, par value $0.01 per share, of Bannix (“Bannix Common Stock”) were cancelled in exchange for the right to receive a pro-rata portion of 2,540,353 shares of common stock of VisionWave (“VisionWave Common Stock”). Each issued and outstanding security of Bannix immediately prior to the Parent Merger Effective Time shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VisionWave.

Closing

After the closing of the Mergers, VisionWave has 14,270,953 shares of common stock outstanding and Warrants to purchase 7,306,000 shares of common stock outstanding. Upon the consummation of the Business Combination, VisionWave Common Stock and VisionWave Warrants began trading on July 15, 2025 on the NASDAQ under the symbols “VWAV and “VWAV” respectively.

In addition to the 2,540,353 shares of VisionWave Common Stock issued upon closing of the Business Combination, 11,000,000 shares of VisionWave Common Stock were issued to Target shareholders. Additionally, 690,000 public rights and 40,600 private rights were issued.

Additionally, in association with the closing of the Business Combination, authorized capital has increased. Authorized shares of preferred stock increased from 1,000,000 shares to 10,000,000 shares. There was no change in the par value. Authorized shares of common stock increased from 100,000,000 shares to 150,000,000 shares. There was no change in the par value.

Short Term Funding

On July 15, 2025, the Company entered into a Securities Purchase Agreements (the “July 2025 SPAs”) with two unaffiliated accredited investors (“July 2025 Lenders”), pursuant to which the Company issued promissory notes (the “July 2025 Notes”) to the July 2025 Lenders in the aggregate principal amount of $354,200, which includes an aggregate original issue discount of $46,200, for a purchase price of $308,000. The July 2025 Notes bear interest at a one-time charge of 12% applied on the issuance date, mature on May 15, 2026, and is repayable in five monthly payments commencing January 15, 2026. The July 2025 Notes are convertible into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), solely upon an event of default, at a conversion price equal to 75% of the lowest trading price during the ten trading days prior to conversion. The Company also entered into an irrevocable transfer agent instructions letter with its transfer agent in connection with the July 2025 Notes. The proceeds from the issuances of the July 2025 Notes will be used for general working capital purposes. The July 2025 Lenders have piggyback registration rights and have agreed not to engage in short sales of the Company’s common stock during the term of the July 2025 Notes. The July 2025 Notes include customary representations, warranties, covenants, and default provisions. The Company may prepay the July 2025 Notes within the first 180 days.

The loan pursuant to the July 2025 Notes closed and funded on July 17, 2025.

The July 2025 Notes were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as the issuances did not involve a public offering, and no underwriters were involved. The July 2025 Lenders represented that they are accredited investors as defined in Rule 501(a) of Regulation D under the Securities Act.

On July 16, 2025, the Board of Directors of the Company adopted the following policies:

●	A Policy on Granting Equity Awards, which establishes procedures for granting equity awards under the Company’s equity compensation plans, including authority, timing, and error correction processes.

●	A Code of Ethics, which sets forth standards of conduct for the Company’s associates, including honesty, avoidance of conflicts of interest, compliance with laws, and proper accounting practices.

●	An Insider Trading Policy, which prohibits insider trading, defines material non-public information, establishes blackout periods, and imposes additional restrictions on certain personnel.

Additionally, on May 29, 2025, the Board of Directors adopted a Compensation Recovery Policy, effective as of such date, which provides for the recovery of erroneously awarded incentive-based compensation from executive officers in the event of an accounting restatement due to material noncompliance with financial reporting requirements, in accordance with Nasdaq listing rules and Rule 10D-1 under the Exchange Act.

Standby Equity Purchase Agreement

On July 25, 2025, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Investor”) pursuant to which the Company has the right to sell to Investor up to $50 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA, from time to time during the term of the SEPA.

Upon the satisfaction of the conditions to Investor’s purchase obligation set forth in the SEPA, including having a registration statement registering the resale of the shares of common stock issuable under the SEPA declared effective by the SEC, the Company will have the right, but not the obligation, from time to time at its discretion until the SEPA is terminated to direct Investor to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to Investor (“Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

The shares of common stock purchased pursuant to an Advance delivered by the Company will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of common stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each Advance Notice below which the Company will not be obligated to make any sales to Investor. “VWAP” is defined as the daily volume weighted average price of the shares of common stock for such trading day on the Nasdaq Stock Market during regular trading hours as reported by Bloomberg L.P.

In connection with the SEPA, and subject to the condition set forth therein, Investor has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $5.0 million (the “Pre-Paid Advance”). The first Pre-Paid Advance was disbursed on July 25, 2025 with respect to $3.0 million and the balance of $2.0 million will be disbursed upon the registration statement registering the resale of the shares of common stock issuable under the SEPA being declared effective. The purchase price for the Pre-Paid Advance is 94% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date will be 12-months after the closing of each tranche of the Pre-Paid Advance. Investor may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $10.00 or 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $1.00 (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to Investor the principal and interest due thereunder. In no event shall Investor be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Investor and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. If any time on or after the issuance of the Convertible Notes (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap, where applicable ( “Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”)), then the Company shall make monthly payments to Investor beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $750,000 plus an 5.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”).

Investor, in its sole discretion and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the SEPA requiring the issuance and sale of shares of common stock to Investor at the Conversion Price in consideration of an offset of the Convertible Notes (“Investor Advance”). Investor, in its sole discretion, may select the amount of any Investor Advance, provided that the number of shares issued does not cause Investor to exceed the 4.99% ownership limitation, does not exceed the Exchange Cap or the number of shares of common stock that are registered. As a result of a Investor Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Investor Advance.

The Company will control the timing and amount of any sales of shares of common stock to Investor, except with respect to Investor Advances. Actual sales of shares of common stock to Investor as an Advance under the SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for our business and operations.

The SEPA will automatically terminate on the earliest to occur of (i) the 24-month anniversary of the date of the SEPA or (ii) the date on which Investor shall have made payment of Advances pursuant to the SEPA for shares of common stock equal to $50,000,000. We have the right to terminate the SEPA at no cost or penalty upon five (5) trading days’ prior written notice to Investor, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and the Company has paid all amounts owed to Investor pursuant to the Convertible Notes. The Company and Investor may also agree to terminate the SEPA by mutual written consent. Neither the Company nor Investor may assign or transfer our respective rights and obligations under the SEPA, and no provision of the SEPA may be modified or waived by us or Investor other than by an instrument in writing signed by both parties.

As consideration for Investor’s commitment to purchase the shares of common stock pursuant the SEPA, the Company paid Investor, (i) a structuring fee in the amount of $35,000 and (ii) 200,000 shares of common stock as an equity fee. Further, the Company is required to pay Investor a commitment fee of $500,000 of which $250,000 shall be due and payable on the earlier of the effective date of the initial registration statement, or 60 days following the date hereof and the remaining $250,000 shall be due and payable on the date that is 90 days following the initial due date to be paid by the issuance of such number of common shares that is equal to the applicable portion of the commitment fee divided by the average of the daily VWAPs of the common shares during the three trading days immediately prior to the applicable due date.

The SEPA contains customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

The net proceeds under the SEPA to the Company will depend on the frequency and prices at which the Company sells its shares of common stock to Investor. The Company expects that any proceeds received from such sales to Investor will be used for working capital and general corporate purposes.

Omnibus Equity Incentive Plan

On August 5, 2025, the Board of Directors (the “Board”) of the Company adopted the Company’s 2025 Omnibus Equity Incentive Plan (the “Plan”), which authorizes the issuance of up to 7,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The Plan is subject to approval by the Company’s shareholders within twelve (12) months of the Board’s adoption date. If shareholder approval is obtained, the Plan will become effective as of August 5, 2025. The Plan provides for the grant of various equity-based awards, including non-qualified stock options, incentive stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance unit awards, unrestricted stock awards, distribution equivalent rights, or any combination thereof. The Plan is intended to assist the Company in attracting, retaining, and incentivizing key management employees, directors, and consultants, and to align their interests with those of the Company’s shareholders.

Executive’s Employment Agreements

On August 6, 2025, the Company entered into employment agreements (each, an “Employment Agreement”) with Douglas Davis, as Executive Chairman, Noam Kenig, as Chief Executive Officer, and Danny Rittman, as Chief Technology Officer (collectively, the “Executives”). Each Employment Agreement has an initial term of three (3) years, commencing on August 6, 2025, and is subject to automatic one-year renewals thereafter unless terminated by either party with at least thirty (30) days’ prior written notice.

Under the Employment Agreements:

●	Mr. Davis and Mr. Kenig will each receive an initial base salary of $150,000 per year, increasing to $300,000 upon the Company achieving $3,000,000 in revenue during any ninety (90)-day period, and further increasing to $600,000 upon achieving $6,000,000 in revenue during any ninety (90)-day period, with subsequent adjustments to fair market rates.

●	Mr. Rittman will receive an initial base salary of $120,000 per year, increasing to $240,000 upon the Company achieving $3,000,000 in revenue during any ninety (90)-day period, and further increasing to $360,000 upon achieving $6,000,000 in revenue during any ninety (90)-day period, with subsequent adjustments to fair market rates.

●	Mr. Davis and Mr. Kenig are each eligible for an annual performance bonus targeted at 2% of the Company’s net income as reflected in its financial statements filed with the Securities and Exchange Commission (the “SEC”).

●	Each Executive is eligible for four (4) weeks of paid vacation per year, participation in the Company’s benefit plans (including medical, dental, vision, disability, life insurance, and 401(k) plans), and reimbursement of reasonable business expenses.

●	In the event of termination without cause or resignation for good reason, each Executive is entitled to severance equal to the greater of $600,000 or two (2) times their then-current base salary, payable within six (6) months of termination, subject to execution of a general release.

●	Upon a change in control followed by termination within three (3) months, all outstanding equity awards vest immediately, and severance becomes payable.

●	Each Employment Agreement includes standard provisions for termination for cause, death, disability, or without good reason, with limited payments in such cases.

Additionally, as a condition to entering into the Employment Agreements, each Executive entered into a Proprietary & Confidential Information, Inventions Assignment, Non-Solicitation and Non-Competition Agreement and a Mutual Agreement to Arbitrate with the Company.

Additionally, pursuant to the Employment Agreements and under the Plan (subject to shareholder approval thereof), the Company granted nonstatutory stock options (each, an “Option”) to the Executives as follows:

●	Mr. Davis and Mr. Kenig were each granted Options to purchase 2,000,000 shares of Common Stock.

●	Mr. Rittman was granted an Option to purchase 500,000 shares of Common Stock.

Each Option has an exercise price of $7.20 per share (to be determined as the fair market value on the grant date) and vests in twelve (12) equal quarterly installments over four (4) years, commencing on the date of shareholder approval of the Plan (the “Approval Date”). The Options are exercisable for five (5) years from the grant date and allow for cashless exercise. The grants are contingent upon shareholder approval of the Plan; if not approved, the Options will be null and void.

Results of Operations

Our entire activity since inception up to June 30, 2025 was in preparation for our initial public offering and since the initial public offering, the search for and efforts towards a suitable business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended June 30, 2025, we had a net loss of $434,294, which consisted of operating costs of $340,625, excise tax interest/penalty of $59,193, income tax interest/penalties of $20,246, unrealized loss from the change in fair value of Private Warrant liability of $19,894 and provision for income taxes of $336 partially offset by interest income on the trust account of $6,000.

For the six months ended June 30, 2025, we had a net loss of $861,759, which consisted of operating costs of $687,995, excise tax interest/penalty of $127,219, income tax interest/penalties of $60,376, unrealized loss from the change in fair value of Private Warrant liability of $13,804 and provision for income taxes of $7,085 partially offset by interest income on the trust account of $34,720.

For the three months ended June 30, 2024, we had a net loss of $153,104, which consisted of operating costs of $348,402 and provision for income taxes of $8,826 partially offset by interest income on the trust account of $200,064 and unrealized gain from the change in fair value of Private Warrant liability of $4,060.

For the six months ended June 30, 2024, we had a net loss of $181,323, which consisted of operating costs of $768,454, provision for income taxes of $8,826 and unrealized loss from the change in fair value of Private Warrant liability of $4,060 partially offset by interest income on the trust account of $566,267 and a gain on forgiven payables of $33,750.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2025, the Company had $885 in cash and a working capital deficit of $6,287,377.

The Company’s liquidity needs through June 30, 2025, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Former Sponsor and Sponsor and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2025 and December 31, 2024, there were no loans associated with Working Capital Loans. As of June 30, 2025 and December 31, 2024, the Company owed $2,153,962 and $1,811,700 to the Former Sponsor, the Sponsor, related parties and affiliated related parties, respectively. See Note 6 for further disclosure of Former Sponsor, Sponsor, related parties and affiliated related party loans.

As additional sources of funding, the Company issued unsecured promissory notes to Evie Autonomous LTD (“Evie”) with a principal amount of $1,003,995 (the “Evie Autonomous Extension Notes”). The Evie Autonomous Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Deadline Date, the Evie Autonomous Extension Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On December 26, 2024 and revised on February 4, 2025, April 19, 2025 and May 25, 2025, the Company entered into several agreements to defer certain transaction costs and obligations associated with its proposed Business Combination until after the closing of the proposed Business Combination. The deferred obligations include:

●	transaction costs of approximately $300,000 related to legal and financial advisory services provided in connection with the proposed Business Combination. These costs will be payable no later than three (3) months following the closing of the proposed Business Combination,

●	promissory notes - Evie in the amount of $1,003,995 due only after any Pre-Paid Advance issued in connection with the SEPA is repaid in full, see Note 11,

●	an aggregate of $2,019,200 owed to the Sponsor and its affiliates, including promissory notes, administrative support fees, and advances due only after any Pre-Paid Advance issued in connection with the SEPA is repaid in full, see Note 11.

On January 19, 2025, the CEO of the Company agreed to defer $110,400 of compensation expense due him. These costs would have been payable no later than three (3) months following the closing of the proposed Business Combination. On May 25, 2025, the agreement was modified such that the payable is due only after any Pre-Paid Advance issued in connection with the SEPA is repaid in full, see Note 11.

All deferred payments will be made exclusively from the working capital of the post-closing entity or funds raised following the closing. These deferments provide the Company with the financial flexibility to focus on completing the transaction while ensuring that all obligations are met within the agreed timeframes.

On April 8, 2025, with an effective date of March 31, 2025, the Company entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of VisionWave Technologies. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to the Company, sufficient to fund the working capital needs through August 13, 2026. The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the Board of Directors, and only to the extent such repayment would not impair the Company’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the financial statement.

Based on the foregoing, management believes that the funds the Company has available is sufficient to meet its operating needs through the consummation of a Business Combination through the temporarily extended Deadline Date. Over this time period, the Company will be utilizing the funds available to it to pay existing accounts payable and consummating the proposed Business Combination.

The Company is within 12 months of its mandatory liquidation date as of June 30, 2025. In connection with the Company’s assessment of going concern considerations, the Company had a temporarily extended deadline date beyond the June 14, 2025 Deadline Date to consummate a Business Combination. The Company closed on its proposed Business Combination on July 14, 2025 alleviating the mandatory liquidation requirement.

On April 9, 2025, VisionWave Technologies entered into a non-exclusive placement agent engagement agreement (the “Engagement Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which Maxim will act as VisionWave’s non-exclusive placement agent in connection with a potential private placement of up to $10 million of equity or equity-linked securities (the “Offering”). The Offering is expected to be conducted on a “commercially reasonable efforts” basis, and there is no assurance that the Offering will be completed, or that any definitive agreements with investors will be entered into. Under the terms of the Engagement Agreement, VisionWave retains full discretion to accept or reject any investment proposals and will determine the final terms and structure of the Offering, subject to market conditions and investor interest. Maxim will be entitled to a cash placement fee equal to seven percent (7.0%) of the gross proceeds received by VisionWave from any investor introduced by Maxim and listed in exhibit to the Engagement Agreement. In addition, VisionWave agreed to reimburse Maxim for up to $25,000 in out-of-pocket expenses incurred in connection with the engagement, subject to certain conditions and prior approvals.

Cash Flow Analysis

For the six months ended June 30, 2025, cash used in operating activities was $245,322. Net loss of $861,759 was affected by interest income on Trust Account of $34,720, and a loss on the change in the fair value of warrant liability of $13,804. Changes in operating assets and liabilities benefited by $637,353 of cash for operating activities. Cash provided by investing activities was $2,615,453 including $94,099 withdrawn from the Trust Account to pay taxes, $2,573,762 cash withdrawn from trust account in connection with redemptions partially offset by $52,408 of deposits to the Trust Account. Cash used in financing activities was $2,379,000 including $2,573,762 redemption of common stock and $21,000 in repayment of advances to related parties, partially offset by $215,762 of advances from affiliated related parties.

For the six months ended June 30, 2024, cash used in operating activities was $419,658. Net loss of $181,323 was affected by interest income on Trust Account of $566,267, gain on forgiven payables of $33,750 and a loss on the change in the fair value of warrant liability of $4,060. Changes in operating assets and liabilities benefited by $357,622 of cash for operating activities. Cash provided by investing activities was $15,306,523 including $422,094 withdrawn from the Trust Account to pay taxes, $15,134,429 cash withdrawn from trust account in connection with redemptions partially offset by $250,000 of deposits to the Trust Account. Cash used in financing activities was $15,089,449 including $15,134,429 redemption of common stock and $15,000 in repayment of advances to related parties, partially offset by $30,000 of promissory note from Instant Fame and $29,980 of proceeds from the promissory notes - Evie.

As of June 30, 2025, we had cash held in the Trust Account of $1,168,644 consisting of demand deposit accounts (and including $972,722 payable to stockholders redeeming their shares at the May 2025 Special Meeting). Interest income on the balance in the Trust Account may be used by us to pay taxes. For the six months ended June 30, 2025, we have withdrawn $94,099 of interest earned on the Trust Account for the payment of franchise and income taxes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Critical Accounting Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Fair Value of Warrant Liability

The Company accounted for the Private Placement Warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the Private Warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, the Company classified the Private Warrants as a liability at fair value and adjusts them to fair value at each reporting period. This liability is re-measured at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value is recognized in the Company’s statements of operations. The Public Warrants are classified as equity.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement entered into on September 10, 2021, the holders of the founder shares, the private placement units and private placement units that may be issued upon conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the closing date of this offering requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters are entitled to a deferred underwriting discount of $225,000 in the aggregate which will be payable to the underwriters from the amounts to be brought in by the sponsors solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. Additionally, the underwriters will be entitled to a business combination marketing fee of 3.5% of the gross proceeds of the sale of Units in the initial public offering held in the trust account upon the completion of the initial Business Combination subject to the terms of the underwriting agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments, fair value measurements, prepaid expense, income and franchise taxes and legal and professional fees.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management team, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the SEC Staff Statement, the Company’s management reevaluated the terms of the Public Warrants and Private Placement Warrants (together, the “warrants”), and determined that the Public Warrants should be classified as a component of equity. Our Private Placement Warrants were correctly reported as a liability measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period.

Additionally, management evaluated the impacts of the transfer of shares to Anchor Investors. The transfer of shares to the Anchor Investors were fair valued as of the grant date and that fair value was allocated to the offering costs of the Company.

Associated with the reclassification of the Public Warrants to equity and the valuation of the Anchor Investor shares, the allocation of offering costs was re-allocated.

Additionally, we had a misstatement in our prepaid expense, income and franchise taxes and legal fees.

As a result of these reevaluations, management identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments and fair value measurements and the failure to properly design the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of implementing changes to our internal control over financial reporting to remediate our material weakness, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of June 30, 2025. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2025. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities to facilitate the fair presentation of our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Short Term Funding

On July 15, 2025, the Company entered into a Securities Purchase Agreements (the “July 2025 SPAs”) with two unaffiliated accredited investors (“July 2025 Lenders”), pursuant to which the Company issued promissory notes (the “July 2025 Notes”) to the July 2025 Lenders in the aggregate principal amount of $354,200, which includes an aggregate original issue discount of $46,200, for a purchase price of $308,000. The July 2025 Notes bear interest at a one-time charge of 12% applied on the issuance date, mature on May 15, 2026, and is repayable in five monthly payments commencing January 15, 2026. The July 2025 Notes are convertible into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), solely upon an event of default, at a conversion price equal to 75% of the lowest trading price during the ten trading days prior to conversion. The Company also entered into an irrevocable transfer agent instructions letter with its transfer agent in connection with the July 2025 Notes. The proceeds from the issuances of the July 2025 Notes will be used for general working capital purposes. The July 2025 Lenders have piggyback registration rights and have agreed not to engage in short sales of the Company’s common stock during the term of the July 2025 Notes. The July 2025 Notes include customary representations, warranties, covenants, and default provisions. The Company may prepay the July 2025 Notes within the first 180 days.

The loan pursuant to the July 2025 Notes closed and funded on July 17, 2025.

Standby Equity Purchase Agreement

On July 25, 2025, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Investor”) pursuant to which the Company has the right to sell to Investor up to $50 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA, from time to time during the term of the SEPA.

Upon the satisfaction of the conditions to Investor’s purchase obligation set forth in the SEPA, including having a registration statement registering the resale of the shares of common stock issuable under the SEPA declared effective by the SEC, the Company will have the right, but not the obligation, from time to time at its discretion until the SEPA is terminated to direct Investor to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to Investor (“Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

The shares of common stock purchased pursuant to an Advance delivered by the Company will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of common stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each Advance Notice below which the Company will not be obligated to make any sales to Investor. “VWAP” is defined as the daily volume weighted average price of the shares of common stock for such trading day on the Nasdaq Stock Market during regular trading hours as reported by Bloomberg L.P.

In connection with the SEPA, and subject to the condition set forth therein, Investor has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $5.0 million (the “Pre-Paid Advance”). The first Pre-Paid Advance was disbursed on July 25, 2025 with respect to $3.0 million and the balance of $2.0 million will be disbursed upon the registration statement registering the resale of the shares of common stock issuable under the SEPA being declared effective. The purchase price for the Pre-Paid Advance is 94% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date will be 12-months after the closing of each tranche of the Pre-Paid Advance. Investor may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $10.00 or 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $1.00 (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to Investor the principal and interest due thereunder. In no event shall Investor be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Investor and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. If any time on or after the issuance of the Convertible Notes (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap, where applicable ( “Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”)), then the Company shall make monthly payments to Investor beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $750,000 plus an 5.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”).

Investor, in its sole discretion and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the SEPA requiring the issuance and sale of shares of common stock to Investor at the Conversion Price in consideration of an offset of the Convertible Notes (“Investor Advance”). Investor, in its sole discretion, may select the amount of any Investor Advance, provided that the number of shares issued does not cause Investor to exceed the 4.99% ownership limitation, does not exceed the Exchange Cap or the number of shares of common stock that are registered. As a result of a Investor Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Investor Advance.

The Company will control the timing and amount of any sales of shares of common stock to Investor, except with respect to Investor Advances. Actual sales of shares of common stock to Investor as an Advance under the SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for our business and operations.

The SEPA will automatically terminate on the earliest to occur of (i) the 24-month anniversary of the date of the SEPA or (ii) the date on which Investor shall have made payment of Advances pursuant to the SEPA for shares of common stock equal to $50,000,000. We have the right to terminate the SEPA at no cost or penalty upon five (5) trading days’ prior written notice to Investor, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and the Company has paid all amounts owed to Investor pursuant to the Convertible Notes. The Company and Investor may also agree to terminate the SEPA by mutual written consent. Neither the Company nor Investor may assign or transfer our respective rights and obligations under the SEPA, and no provision of the SEPA may be modified or waived by us or Investor other than by an instrument in writing signed by both parties.

As consideration for Investor’s commitment to purchase the shares of common stock pursuant the SEPA, the Company paid Investor, (i) a structuring fee in the amount of $35,000 and (ii) 200,000 shares of common stock as an equity fee. Further, the Company is required to pay Investor a commitment fee of $500,000 of which $250,000 shall be due and payable on the earlier of the effective date of the initial registration statement, or 60 days following the date hereof and the remaining $250,000 shall be due and payable on the date that is 90 days following the initial due date to be paid by the issuance of such number of common shares that is equal to the applicable portion of the commitment fee divided by the average of the daily VWAPs of the common shares during the three trading days immediately prior to the applicable due date.

The SEPA contains customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

The net proceeds under the SEPA to the Company will depend on the frequency and prices at which the Company sells its shares of common stock to Investor. The Company expects that any proceeds received from such sales to Investor will be used for working capital and general corporate purposes.

Executive’s Employment Agreements

On August 6, 2025, the Company entered into employment agreements (each, an “Employment Agreement”) with Douglas Davis, as Executive Chairman, Noam Kenig, as Chief Executive Officer, and Danny Rittman, as Chief Technology Officer (collectively, the “Executives”). Each Employment Agreement has an initial term of three (3) years, commencing on August 6, 2025, and is subject to automatic one-year renewals thereafter unless terminated by either party with at least thirty (30) days’ prior written notice. Additionally, pursuant to the Employment Agreements and under the Plan (subject to shareholder approval thereof), the Company granted non-statutory stock options (each, an “Option”) to the Executives as follows:

●	Mr. Davis and Mr. Kenig were each granted Options to purchase 2,000,000 shares of Common Stock.
●	Mr. Rittman was granted an Option to purchase 500,000 shares of Common Stock.

Each Option has an exercise price of $7.20 per share (to be determined as the fair market value on the grant date) and vests in twelve (12) equal quarterly installments over four (4) years, commencing on the date of shareholder approval of the Plan (the “Approval Date”). The Options are exercisable for five (5) years from the grant date and allow for cashless exercise. The grants are contingent upon shareholder approval of the Plan; if not approved, the Options will be null and void.

The above securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as the issuances did not involve a public offering, and no underwriters were involved.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Merger Agreement and Plan of Reorganization by and among Bannix Acquisition Corp., VisionWave Holdings, Inc., BNIX Merger Sub, Inc. and BNIX VW Merger Sub, Inc. dated September 6, 2024 (included as Annex A to the proxy statement/prospectus)	Form S-4	333-284472	2.1	April 18, 2025
3.1	Amended and Restated Certificate of Incorporation of VisionWave Holdings Inc.	Form 8-K	001-42741	3.1	July 14, 2025
3.2	Bylaws of VisionWave Holdings Inc.	Form 8-K	001-42741	3.2	July 14, 2025
10.1	VisionWave Holdings Inc. 2024 Incentive Equity Plan	Form 8-K	001-42741	10.1	July 14, 2025
10.2	Standby Equity Purchase Agreement, dated July 25, 2025, between VisionWave Holdings, Inc. and YA II PN, Ltd.	Form 8-K	001-42741	10.1	July 28, 2025
10.3	Form of Convertible Promissory Notes issued to YA II PN, Ltd.	Form 8-K	001-42741	10.2	July 28, 2025
10.4	Registration Rights Agreement, dated July 25, 2025, between VisionWave Holdings, Inc. and YA II PN, Ltd.	Form 8-K	001-42741	10.3	July 28, 2025
10.5	Global Guaranty Agreement by VisionWave Technologies, Inc. in favor of YA II PN, LTD. dated July 25, 2025	Form 8-K	001-42741	10.4	July 28, 2025
10.6	2025 Omnibus Equity Incentive Plan	Form 8-K	001-42741	10.1	August 6, 2025
10.7	Employment Agreement, dated August 6, 2025, by and between the Company and Douglas Davis	Form 8-K	001-42741	10.2	August 6, 2025
10.8	Employment Agreement, dated August 6, 2025, by and between the Company and Noam Kenig	Form 8-K	001-42741	10.3	August 6, 2025
10.9	Employment Agreement, dated August 6, 2025, by and between the Company and Danny Rittman	Form 8-K	001-42741	10.4	August 6, 2025
10.10	Form of Nonstatutory Stock Option Agreement, dated August 6, 2025	Form 8-K	001-42741	10.5	August 6, 2025
10.11	Form of Proprietary & Confidential Information, Inventions Assignment, Non-Solicitation and Non-Competition Agreement	Form 8-K	001-42741	10.6	August 6, 2025
10.12	Form of Mutual Agreement to Arbitrate	Form 8-K	001-42741	10.7	August 6, 2025
10.13*	Form of Securities Purchase Agreement dated July 15, 2025
10.14*	Form of Promissory Note dated July 15, 2025
14.1	Code of Ethics of VisionWave Holdings Inc.	Form 8-K	001-42741	14.1	July 22, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Compensation Recovery Policy of VisionWave Holdings Inc., effective May 29, 2025	Form 8-K	001-42741	99.3	July 22, 2025
99.1	Policy on Granting Equity Awards of VisionWave Holdings Inc., adopted July 16, 2025	Form 8-K	001-42741	99.1	July 22, 2025
99.2	Insider Trading Policy of VisionWave Holdings Inc., adopted July 16, 2025	Form 8-K	001-42741	99.2	July 22, 2025

Exhibit Number	Description

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

+	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VISIONWAVE HOLDINGS, INC.

Date: August 19, 2025	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Executive Chairman
(Principal Executive Officer)

VISIONWAVE HOLDINGS, INC.

Date: August 19, 2025	By:	/s/ Noam Kenig
	Name:	Noam Kenig
	Title:	Chief Executive Officer (Principal Executive Officer)

VISIONWAVE HOLDINGS, INC.

Date: August 19, 2025	By:	/s/ Erik Klinger
	Name:	Erik Klinger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)