Form 10-Q
period 2025-03-31
VisionWave Holdings, Inc.
filed 2025-10-03
CIK 2038439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

 March 31, 2025

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

As of October 3, 14,521,093 shares of common stock, par value $0.01 per share, were issued and outstanding.

Explanatory Note:

On July 14, 2025, VisionWave Technologies Inc. (“VW Tech”) completed its business combination with Bannix Acquisition Corp. (“Bannix”) pursuant to a double-dummy merger structure. As part of the transaction, both VW Tech and Bannix became wholly owned subsidiaries of a newly formed parent company, VisionWave Holdings Inc. (“the Company”). This Quarterly Report on Form 10-Q is filed by VisionWave Holdings Inc. under its current name and CIK. However, because the business combination closed after the period covered by this report (March 31, 2025), the financial statements and related disclosures presented herein reflect the historical operations of Bannix Acquisition Corp. only. The operations of VW Tech will be included in the Company’s consolidated financial statements beginning with the Form 10-Q for the quarter ending March 31, 2025.

VISIONWAVE HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

 PART I – FINANCIAL INFORMATION

 VISIONWAVE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	September 30, 2024
	(Unaudited)
Assets
Total Current Assets	$—	$—
Total Assets	$—	$—

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable	$18,753	$—
Due to related parties	47,556	3,056
Total Current Liabilities	66,309	3,056
Total Liabilities	66,309	3,056

Stockholder’s Deficit
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1 share	—	—
Additional paid-in capital	—	—
Accumulated deficit	(66,309)	(3,056)
Total Stockholder’s Deficit	(66,309)	(3,056)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Six Months
	Ended March 31,	Ended March 31,
	2025	2025
Operating costs	$60,253	$63,253
Loss from operations	(60,253)	(63,253)

Net loss	$(60,253)	$(63,253)

Weighted average number of shares of common stock outstanding, basic and diluted	1	1
Basic and diluted net loss per share of common stock	$(60,253)	$(63,253)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 VISIONWAVE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025

	Common stock
	Share	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
Balance as of September 30, 2024	1	$—	$—	$(3,056)	$(3,056)
Net loss	—	—	—	(3,000)	(3,000)
Balance as of December 31, 2024	1	$—	$—	$(6,056)	$(6,056)
Net loss	—	—	—	(60,253)	(60,253)
Balance as of March 31, 2025	1	$—	$—	$(66,309)	$(66,309)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2025
Cash flows from Operating Activities:
Net loss	$(63,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and current liabilities:
Accounts payable	18,753
Net cash used in operating activities	(44,500)

Cash flows from Financing Activities:
Proceeds from related parties	44,500
Net cash provided by financing activities	44,500

Net change in cash	—
Cash, beginning of the period	—
Cash, end of the period	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 1—Organization and Business Operations

Organization and General

Description of Business

VisionWave Holdings, Inc. (the “Company”) was incorporated in Delaware on September 3, 2024, and the Company’s registered office is at 108 W. 13th Street, Suite 100, City of Wilmington, Delaware. The Company was formed as a wholly- owned subsidiary of Bannix Acquisition Corp. (“Bannix”).

The Company has selected September 30 as its fiscal year end.

BNIX Merger Sub, Inc. (“Parent Merger Sub”) was incorporated in Delaware on September 3, 2024, and the Company’s registered office is at 108 W. 13th Street, Suite 100, City of Wilmington, Delaware. The Company was formed as a wholly- owned subsidiary of the Company.

BNIX VW Merger Sub, Inc. (“Company Merger Sub”) was incorporated in Nevada on September 4, 2024, and the Company’s registered office is at 701 S. Carson Street, Suite 200, Carson City, Nevada 89701. The Company was formed as a wholly-owned subsidiary of the Company.

Proposed Business Combination

On September 6, 2024, Bannix entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Bannix, the Company, BNIX Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Parent Merger Sub”), BNIX VW Merger Sub, Inc., a Nevada corporation and direct, wholly owned subsidiary of the Company (“Company Merger Sub”), and VisionWave Technologies, Inc., a Nevada corporation (“Target”). The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Bannix, the Company, Parent Merger Sub, Company Merger Sub, and Target.

The Business Combination is expected to close before June 30, 2025, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Bannix and Target.

Liquidity, Capital Resources and Going Concern

The Company was formed for the purpose of consummating a business combination and is not anticipated to exist upon consummation of the Merger Agreement.

The parent company, Bannix, is within 12 months of its mandatory liquidation date as of June 30, 2025. In connection with the Company’s assessment of going concern considerations, the Company had a temporarily extended deadline date beyond the June 14, 2025 Deadline Date to consummate a Business Combination. The Company closed on its proposed Business Combination on July 14, 2025 alleviating the mandatory liquidation requirement.

In connection with preparing the financial statements for the Three and Six months ended March 31, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued.

As of March 31, 2025, the Company had no cash, a working capital deficit of $66,309 and no sources of funding other than funds that may be obtained from related parties.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

On April 8, 2025, with an effective date of March 31, 2025, Bannix, together with the Company, entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of the VisionWave Technologies, Inc. And on October 3, 2025, the Funding Support Agreement was revised such that the Company was included as the primary party to the Funding Support Agreement. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to Bannix, sufficient to fund working capital needs for a period not less than twelve (12) months from the date of release/issuance of the financial statement.

The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the applicable entity’s Board of Directors, and only to the extent such repayment would not impair the Company’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the financial statement.

Management has determined that the agreement with Stanley Hills and closing of the business combination elevated the risk about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

The merger closing triggered substantial, actionable, and committed below funding access:

• Investor A is actively pushing to draw $2 million immediately and has committed to a $50 million equity line.

• Investor B has offered the Company $2 million in $300K tranches, and is likewise eager for us to proceed post-closing.

• Investor C is to finalize their $18 million ELOC and a $5 million pre-paid advance.

 VISIONWAVE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America for interim financial information (“US GAAP”) and pursuant to Rule 8-03 of Regulation S-X promulgated by the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended March 31, 2025 are not necessarily indicative of the results that may be expected through September 30, 2025.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the period from September 3, 2024 (inception) through September 30, 2024. The balance sheet as of March 31, 2025 contained herein has been derived from the audited financial statements as of September 30, 2024, but does not include all disclosures required by U.S. GAAP.

The Company incorporated on September 3, 2024, therefore no prior year comparative amounts are available for the statement of operations, statement of stockholder’s deficit and statement of cash flows.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Segment Reporting

The Company complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASU 2023- 07 on October 1, 2024. The amendments were applied retrospectively to all prior periods presented in the financial statements (see Note 6).

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate is the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considering in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

For purposes of calculating diluted loss per common share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive.

 VISIONWAVE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on October 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 has not had a material impact on the Company’s unaudited condensed consolidated financial statements and disclosures.

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it.

The Company does not expect the adoption of any recently issued pronouncements to have a material impact on its results of operations or financial position.

NOTE 3 — RELATED PARTY TRANSACTIONS

On April 8, 2025, and made effective as of March 31, 2025, the Company entered into a funding agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of VW Technologies, Inc., whereby Stanley Hills has agreed to fund the Company’s working capital needs for a period of not less than twelve (12) months from March 31, 2025. This agreement is non-interest bearing, and repayable only at such time as determined by the respective Company’s Board of Directors in its sole discretion, and only to the extent such repayment would not impair the Company’s liquidity or going concern status.

The sponsor of the Bannix, Instant Fame LLC, a Nevada limited liability company (“Instant”) and Stanley Hills have paid expenses on behalf of the Company and the Company’s subsidiaries, and are expected to continue to pay other costs in the future. As of March 31, 2025 and September 30, 2024, the Company owes related parties $47,556 and $3,056, respectively. Instant or related parties are expected to pay the accrued expenses of the Company when they come due.

NOTE 4 — STOCKHOLDER’S DEFICIT

Common stock

The Company is authorized to issue 1,000 shares of common stock with a par value of $0.01 each. As of March 31, 2025 and September 30, 2024 there was one share of common stock issued and outstanding. Each share of common stock entitles the holder to one vote.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In September 2025, a shareholder filed a lawsuit against the Company seeking from court a declaration that it is not an affiliate of the Company. The Company is contesting the shareholder’s position. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. At this phase the Company cannot estimate the results of said litigation. The Company expenses as incurred the costs related to such legal proceedings.

NOTE 6—SEGMENT INFORMATION

ASC Topic 280 establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

 VISIONWAVE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the consolidated operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which include the following:

	For the Three Months Ended	For the Six Months Ended
	March 31,	March 31,
	2025	2025
Operating costs	$60,253	$63,253

The key metrics included in segment profit or loss reviewed by the CODM are operating costs.

Operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the combination period. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 7 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed consolidated financial statements are issued (October 3, 2025). The Company did not identify any subsequent events that would have required adjustment or disclosure in these unaudited condensed consolidated financial statements, other than below.

On April 9, 2025, the Company entered into a non-exclusive placement agent engagement agreement (the “Engagement Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which Maxim will act as the Company’s non-exclusive placement agent in connection with a potential private placement of up to $10 million of equity or equity-linked securities (the “Offering”). The Offering is expected to be conducted on a “commercially reasonable efforts” basis, and there is no assurance that the Offering will be completed, or that any definitive agreements with investors will be entered into. Under the terms of the Engagement Agreement, the Company retains full discretion to accept or reject any investment proposals and will determine the final terms and structure of the Offering, subject to market conditions and investor interest. Maxim will be entitled to a cash placement fee equal to seven percent (7.0%) of the gross proceeds received by the Company from any investor introduced by Maxim and listed in exhibit to the Engagement Agreement. In addition, the Company agreed to reimburse Maxim for up to $25,000 in out-of-pocket expenses incurred in connection with the engagement, subject to certain conditions and prior approvals.

The Engagement Agreement also includes customary confidentiality, indemnification, and contribution provisions, as well as a limited right of first refusal. Specifically, for a period of nine (9) months following the final closing of the Offering, Maxim shall have the right to act as sole managing underwriter or sole placement agent for any subsequent public or private offerings of equity, equity-linked, or debt securities of the Company, subject to Maxim matching the material terms offered by any third party. The Company has not yet launched the Offering, and no securities have been issued as of the date of this filing. The terms of the Offering will be subject to further negotiation, execution of definitive agreements with investors, satisfaction of customary closing conditions, and successful completion of Maxim’s due diligence.

There can be no assurance that the Company will consummate the Offering or receive any proceeds from it. Any securities that may be issued in connection with the Offering will be offered and sold in reliance upon exemptions from registration under the Securities Act of 1933, as amended, and applicable state securities laws.

On April 18, 2025, the Company filed Form S-4/A with the SEC related to the Company’s proposed Business Combination as discussed in Note 1.

On May 5, 2025, the Securities and Exchange Commission (“SEC”) declared the Company’s registration statement filed with the SEC on April 18, 2025 to be effective.

Board of Directors

On September 9, 2025, the Board of Directors (the “Board”) of the Company approved Independent Director Agreements (each, an “Agreement”) with Eric Shuss, Chuck Hansen, and Haggai Ravid, pursuant to which each will serve as an independent director of the Company.

Under the terms of each Agreement, the independent director will receive:

●	An annual cash retainer of $36,000, payable quarterly, and $10,000 per annum for serving as the audit committee chair, $5,000 for compensation committee chair and the governance committee chair;
●	Reimbursement for reasonable expenses incurred in connection with Board service; and
●	An annual equity grant under the Company’s 2024 Omnibus Equity Incentive Plan (the “Plan”) with a grant date fair value of $60,000, consisting of restricted stock vesting in full after one year of service.

As a result of the above, the Company will issue 5,245 shares of common stock to Messrs Shuss, Hansen and Ravid for their service in 2025.

Further, as compensation for his service as a director prior to the Business Combination with Bannix Acquisition Corp. (“Bannix”), the Company entered into Compensation Agreements (each, a “Compensation Agreement”) with Mr. Shuss and two other former directors who served as an independent director on the Board of Directors of Bannix from October 2022 until July 2025. Pursuant to the Compensation Agreement, effective as of September 9, 2025, Mr. Shuss will receive a one-time lump sum compensation of $150,000, payable in cash, fully vested shares of the Company’s common stock issued under the Company’s Plan, or a combination thereof, at Mr. Shuss’ election. If shares are elected, the number of shares will be determined by dividing the elected portion by the closing price of the Company’s common stock on the NASDAQ Stock Market immediately prior to the effective date of the Compensation Agreement. Mr. Shuss has elected to receive 6,556 shares of common stock using a closing price of $11.44 as of September 8, 2025. The shares will be fully vested upon issuance but subject to resale restrictions under Rule 144 of the Securities Act of 1933, as amended. Payment or issuance will occur within 10 business days after the election (or default to cash if no election is made within 10 business days).

Financing

On September 11, 2025, the Company entered into a letter agreement (the “Letter Agreement”) with YA II PN, Ltd., a Cayman Islands exempt limited partnership (the “Investor”), pursuant to the Standby Equity Purchase Agreement, dated as of July 25, 2025 (as may be amended, amended and restated, extended, supplemented or otherwise modified in writing from time to time, the “SEPA”), between the Company and the Investor.

Pursuant to the Letter Agreement, the Investor advanced the second tranche of the Pre-Paid Advance in a principal amount of $2,000,000 (the “Second Pre-Paid Advance”) on September 11, 2025, in connection with the issuance by the Company of a convertible promissory note in the principal amount of $2,000,000 (the “Second Note”). The Investor waived the condition precedent set forth in the SEPA relating to the effectiveness of a registration statement for the Second Pre-Paid Advance. The purchase price for the Second Note is $1,880,000 (94% of the principal amount, reflecting a 6% discount).

In addition, pursuant to the Letter Agreement, the Investor agreed to fund an additional $2,000,000 in principal amount (the “Additional Advance”) under the terms of a new convertible promissory note in the principal amount of $2,000,000 (the “New Note” and, together with the Second Note, the “Additional Notes”) upon the effectiveness of the registration statement filed by the Company on August 29, 2025, in connection with the SEPA (the “Registration Statement”). The purchase price for the New Note will be $1,880,000 (94% of the principal amount, reflecting a 6% discount). The Company acknowledged in the Letter Agreement that it is not required to modify, amend, or supplement the existing Registration Statement to include any shares underlying the New Note, and, other than as may be set forth in the New Note, the Company is not obligated to file a new registration statement relating to such shares.

Terms of the Second Note

The Second Note has a maturity date of September 11, 2026 (as may be extended at the option of the Investor). Interest accrues on the outstanding principal balance at an annual rate of 6%, which increases to 18% upon the occurrence of an event of default (for so long as such event remains uncured). Interest is calculated based on a 365-day year and the actual number of days elapsed.

If an Amortization Event occurs (defined as a Floor Price Event, Exchange Cap Event, or Registration Event, as set forth in the Second Note), the Company must make monthly cash payments beginning on the 10th trading day after the Amortization Event Date and continuing on the same day of each successive calendar month until the entire outstanding principal amount is repaid. Each monthly payment equals the sum of (i) $750,000 of principal (or the outstanding principal if less), (ii) a 7% payment premium on such principal amount, and (iii) accrued and unpaid interest. The obligation to make such payments ceases if the Amortization Event is cured.

The Company may, at its option, redeem early a portion or all amounts outstanding under the Second Note by providing written notice to the Investor, provided the VWAP of the common stock was less than the fixed conversion price on the notice date (unless otherwise agreed). The redemption amount includes the principal being redeemed, a 5% redemption premium, and accrued interest. The Investor has 10 trading days to elect to convert any portion of the Second Note before redemption.

The Second Note is convertible at any time into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at the lower of (i) $10.00 per share (the “Fixed Price”) or (ii) 93% of the lowest daily VWAP during the 5 consecutive trading days immediately preceding the conversion date (the “Variable Price”), but not lower than the floor price of $1.00 per share (adjustable downwards to 20% of the average VWAP for the five trading days prior to the earlier of the Registration Statement effectiveness or the six-month anniversary of the SEPA date, or further reduced by the Company). The Fixed Price resets downwards on the 30-day anniversary of a merger transaction to the average VWAP for the five trading days prior. Conversions are subject to a 4.99% beneficial ownership limitation and the Exchange Cap (19.99% of outstanding shares without stockholder approval).

Terms of the New Note

The New Note will have a maturity date of 12 months from its issuance date (as may be extended at the option of the Investor). Interest will accrue on the outstanding principal balance at an annual rate of 12%, which increases to 18% upon the occurrence of an event of default (for so long as such event remains uncured). Interest is calculated based on a 365-day year and the actual number of days elapsed.

Beginning on the three-month anniversary of the issuance date and continuing monthly, the Company must repay $200,000 of principal (or the outstanding principal if less), plus a 7% payment premium and accrued interest (the “Installment Amount”). The Company may pay the Installment Amount in cash or by submitting Advance Notices under the SEPA (with proceeds offsetting the Installment Amount). Any Advance Notice while the New Note is outstanding is treated as repayment first.

The Company may, at its option, redeem early a portion or all amounts outstanding under the New Note by providing written notice to the Investor, provided the VWAP of the Common Stock was less than the conversion price on the notice date (unless otherwise agreed). The redemption amount includes the principal being redeemed, a 5% redemption premium, and accrued interest. The Investor has 10 trading days to elect to convert any portion of the New Note before redemption.

The New Note is convertible at any time into shares of Common Stock at $12.00 per share, subject to adjustments for stock splits, combinations, reclassifications, and dilutive issuances below the conversion price (with certain exclusions). Conversions are subject to a 4.99% beneficial ownership limitation.

Pursuant to the Letter Agreement, the Company granted the Investor a right of first refusal for 12 months following September 11, 2025, with respect to any financing transaction involving the issuance or sale of securities (including debt, equity, equity-linked securities, notes, or debentures, but excluding ATM offerings at prevailing market prices). The Company must provide written notice of any such proposed transaction, and the Investor has 10 business days to elect to participate. If the Investor declines, the Company may proceed with a third party on terms no more beneficial than those offered to the Investor, within 60 days.

The New Note includes customary events of default, representations, warranties, covenants, and indemnification provisions. Upon an event of default, the Investor may accelerate the note or convert at the conversion price. The Company may not engage in variable rate transactions while the New Note is outstanding, subject to exceptions.

Consulting Agreement

On September 26, 2025, the Company finalized and entered into a Consulting Agreement (the “Agreement”) with Crypto Treasury Management Group, LLC (“CTMG”), pursuant to which CTMG will provide advisory and strategic services to assist the Company in establishing a digital asset treasury reserve. The services include, among other things, developing a crypto treasury strategy, recommending custodians, designing staking protocols (if applicable), assisting with capital formation in collaboration with a licensed securities underwriter, and supporting regulatory and tax compliance efforts.

The Agreement has an initial term of two years, subject to earlier termination under certain conditions, including for convenience with 60 days’ notice or for material breach. In consideration for the services, the Company has agreed to pay CTMG: (i) a retainer fee of $50,000 upon signing, which was pre-paid as an advance on September 24, 2025, with an additional $50,000 upon execution of binding definitive agreements related to the crypto treasury transaction; (ii) a success fee of 17 Bitcoin (or cash equivalent) upon successful deployment of at least $20 million into crypto assets for the Company’s treasury; and (iii) 250,000 shares of the Company’s common stock upon closing of the crypto treasury transaction, subject to SEC Rule 144 restrictions and inclusion in future registration statements where applicable. The Company will also reimburse CTMG for pre-approved reasonable expenses.

The Agreement contemplates a potential capital formation structure of up to $300 million, with allocations into crypto assets such as Bitcoin and Solana, subject to the Company’s approval and market conditions; however, there can be no assurance that the transaction will close or that it will be consummated on the anticipated terms or at all. In the event this strategy is successfully implemented, which is not guaranteed and depends on various factors including management’s ability to execute effectively, the Company has committed to staking a minimum of 70% of its crypto treasury assets for at least two years, although such implementation may face challenges or fail to achieve expected outcomes due to market volatility, regulatory changes, or other risks. CTMG will not act as a broker-dealer or engage in activities requiring such registration. The Company, in an effort to replace its current financing structure, intends to structure the transaction and use the non-staked portion as funding for its defense business and potentially leverage the stakeable portion for M&A activity in the defense arena, though these intentions are forward-looking and subject to uncertainties that could prevent or alter their realization.

The Agreement includes standard provisions regarding confidentiality, non-circumvention, independent contractor status, compliance with laws (including securities, AML/KYC, and tax regulations), warranties, indemnification, limitation of liability, and governing law (Delaware).

The proposed adoption of a crypto reserve strategy, including the establishment of a digital asset treasury as contemplated in the Agreement will only be implemented upon obtaining regulatory approval, if any, from relevant authorities, including compliance with Nasdaq listing requirements. Additionally, the implementation of the crypto reserve strategy may require shareholder approval to the extent such approval is deemed necessary by the Company’s board of directors or required by regulatory bodies. The Company will ensure all necessary approvals are obtained prior to the execution of the crypto reserve strategy and will provide further updates as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to VisionWave Holdings, Inc., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

Overview

We were incorporated in Delaware on September 3, 2024, and the Company’s registered office is at 108 W. 13th Street, Suite 100, City of Wilmington, Delaware. The Company was formed as a wholly-owned subsidiary of Bannix Acquisition Corp. (“Bannix”).

Our subsidiaries include BNIX Merger Sub, Inc. and BNIX VW Merger Sub, Inc.

BNIX Merger Sub, Inc. (“Parent Merger Sub”) was incorporated in Delaware on September 3, 2024, and the Company’s registered office is at 108 W. 13th Street, Suite 100, City of Wilmington, Delaware. The Company was formed as a wholly- owned subsidiary of the Company.

BNIX VW Merger Sub, Inc. (“Company Merger Sub”) was incorporated in Nevada on September 4, 2024, and the Company’s registered office is at 701 S. Carson Street, Suite 200, Carson City, Nevada 89701. The Company was formed as a wholly-owned subsidiary of the Company.

Recent Developments

Proposed Business Combination

On September 6, 2024, Bannix entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Bannix, the Company, BNIX Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Parent Merger Sub”), BNIX VW Merger Sub, Inc., a Nevada corporation and direct, wholly owned subsidiary of the Company (“Company Merger Sub”), and VisionWave Technologies, Inc., a Nevada corporation (“Target”). The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Bannix, the Company, Parent Merger Sub, Company Merger Sub, and Target.

The Business Combination is expected to close before July 31, 2025, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Bannix and Target.

Board of Directors

On September 9, 2025, the Board of Directors (the “Board”) of the Company approved Independent Director Agreements (each, an “Agreement”) with Eric Shuss, Chuck Hansen, and Haggai Ravid, pursuant to which each will serve as an independent director of the Company.

Under the terms of each Agreement, the independent director will receive:

●	An annual cash retainer of $36,000, payable quarterly, and $10,000 per annum for serving as the audit committee chair, $5,000 for compensation committee chair and the governance committee chair;
●	Reimbursement for reasonable expenses incurred in connection with Board service; and
●	An annual equity grant under the Company’s 2024 Omnibus Equity Incentive Plan (the “Plan”) with a grant date fair value of $60,000, consisting of restricted stock vesting in full after one year of service.

As a result of the above, the Company will issue 5,245 shares of common stock to Messrs Shuss, Hansen and Ravid for their service in 2025.

Further, as compensation for his service as a director prior to the Business Combination with Bannix Acquisition Corp. (“Bannix”), the Company entered into Compensation Agreements (each, a “Compensation Agreement”) with Mr. Shuss and two other former directors who served as an independent director on the Board of Directors of Bannix from October 2022 until July 2025. Pursuant to the Compensation Agreement, effective as of September 9, 2025, Mr. Shuss will receive a one-time lump sum compensation of $150,000, payable in cash, fully vested shares of the Company’s common stock issued under the Company’s Plan, or a combination thereof, at Mr. Shuss’ election. If shares are elected, the number of shares will be determined by dividing the elected portion by the closing price of the Company’s common stock on the NASDAQ Stock Market immediately prior to the effective date of the Compensation Agreement. Mr. Shuss has elected to receive 6,556 shares of common stock using a closing price of $11.44 as of September 8, 2025. The shares will be fully vested upon issuance but subject to resale restrictions under Rule 144 of the Securities Act of 1933, as amended. Payment or issuance will occur within 10 business days after the election (or default to cash if no election is made within 10 business days).

Financing

On September 11, 2025, the Company entered into a letter agreement (the “Letter Agreement”) with YA II PN, Ltd., a Cayman Islands exempt limited partnership (the “Investor”), pursuant to the Standby Equity Purchase Agreement, dated as of July 25, 2025 (as may be amended, amended and restated, extended, supplemented or otherwise modified in writing from time to time, the “SEPA”), between the Company and the Investor.

Pursuant to the Letter Agreement, the Investor advanced the second tranche of the Pre-Paid Advance in a principal amount of $2,000,000 (the “Second Pre-Paid Advance”) on September 11, 2025, in connection with the issuance by the Company of a convertible promissory note in the principal amount of $2,000,000 (the “Second Note”). The Investor waived the condition precedent set forth in the SEPA relating to the effectiveness of a registration statement for the Second Pre-Paid Advance. The purchase price for the Second Note is $1,880,000 (94% of the principal amount, reflecting a 6% discount).

In addition, pursuant to the Letter Agreement, the Investor agreed to fund an additional $2,000,000 in principal amount (the “Additional Advance”) under the terms of a new convertible promissory note in the principal amount of $2,000,000 (the “New Note” and, together with the Second Note, the “Additional Notes”) upon the effectiveness of the registration statement filed by the Company on August 29, 2025, in connection with the SEPA (the “Registration Statement”). The purchase price for the New Note will be $1,880,000 (94% of the principal amount, reflecting a 6% discount). The Company acknowledged in the Letter Agreement that it is not required to modify, amend, or supplement the existing Registration Statement to include any shares underlying the New Note, and, other than as may be set forth in the New Note, the Company is not obligated to file a new registration statement relating to such shares.

Terms of the Second Note

The Second Note has a maturity date of September 11, 2026 (as may be extended at the option of the Investor). Interest accrues on the outstanding principal balance at an annual rate of 6%, which increases to 18% upon the occurrence of an event of default (for so long as such event remains uncured). Interest is calculated based on a 365-day year and the actual number of days elapsed.

If an Amortization Event occurs (defined as a Floor Price Event, Exchange Cap Event, or Registration Event, as set forth in the Second Note), the Company must make monthly cash payments beginning on the 10th trading day after the Amortization Event Date and continuing on the same day of each successive calendar month until the entire outstanding principal amount is repaid. Each monthly payment equals the sum of (i) $750,000 of principal (or the outstanding principal if less), (ii) a 7% payment premium on such principal amount, and (iii) accrued and unpaid interest. The obligation to make such payments ceases if the Amortization Event is cured.

The Company may, at its option, redeem early a portion or all amounts outstanding under the Second Note by providing written notice to the Investor, provided the VWAP of the common stock was less than the fixed conversion price on the notice date (unless otherwise agreed). The redemption amount includes the principal being redeemed, a 5% redemption premium, and accrued interest. The Investor has 10 trading days to elect to convert any portion of the Second Note before redemption.

The Second Note is convertible at any time into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at the lower of (i) $10.00 per share (the “Fixed Price”) or (ii) 93% of the lowest daily VWAP during the 5 consecutive trading days immediately preceding the conversion date (the “Variable Price”), but not lower than the floor price of $1.00 per share (adjustable downwards to 20% of the average VWAP for the five trading days prior to the earlier of the Registration Statement effectiveness or the six-month anniversary of the SEPA date, or further reduced by the Company). The Fixed Price resets downwards on the 30-day anniversary of a merger transaction to the average VWAP for the five trading days prior. Conversions are subject to a 4.99% beneficial ownership limitation and the Exchange Cap (19.99% of outstanding shares without stockholder approval).

Terms of the New Note

The New Note will have a maturity date of 12 months from its issuance date (as may be extended at the option of the Investor). Interest will accrue on the outstanding principal balance at an annual rate of 12%, which increases to 18% upon the occurrence of an event of default (for so long as such event remains uncured). Interest is calculated based on a 365-day year and the actual number of days elapsed.

Beginning on the three-month anniversary of the issuance date and continuing monthly, the Company must repay $200,000 of principal (or the outstanding principal if less), plus a 7% payment premium and accrued interest (the “Installment Amount”). The Company may pay the Installment Amount in cash or by submitting Advance Notices under the SEPA (with proceeds offsetting the Installment Amount). Any Advance Notice while the New Note is outstanding is treated as repayment first.

The Company may, at its option, redeem early a portion or all amounts outstanding under the New Note by providing written notice to the Investor, provided the VWAP of the Common Stock was less than the conversion price on the notice date (unless otherwise agreed). The redemption amount includes the principal being redeemed, a 5% redemption premium, and accrued interest. The Investor has 10 trading days to elect to convert any portion of the New Note before redemption.

The New Note is convertible at any time into shares of Common Stock at $12.00 per share, subject to adjustments for stock splits, combinations, reclassifications, and dilutive issuances below the conversion price (with certain exclusions). Conversions are subject to a 4.99% beneficial ownership limitation.

Pursuant to the Letter Agreement, the Company granted the Investor a right of first refusal for 12 months following September 11, 2025, with respect to any financing transaction involving the issuance or sale of securities (including debt, equity, equity-linked securities, notes, or debentures, but excluding ATM offerings at prevailing market prices). The Company must provide written notice of any such proposed transaction, and the Investor has 10 business days to elect to participate. If the Investor declines, the Company may proceed with a third party on terms no more beneficial than those offered to the Investor, within 60 days.

The New Note includes customary events of default, representations, warranties, covenants, and indemnification provisions. Upon an event of default, the Investor may accelerate the note or convert at the conversion price. The Company may not engage in variable rate transactions while the New Note is outstanding, subject to exceptions.

Close of Business Combination

On July 14, 2025, the Company closed on its proposed Business Combination and liquidated its Trust Account. In association with the liquidation of the Trust Account, stockholders redeeming their shares of common stock at the May 2025 Special Meeting were paid for their redeeming shares.

Consulting Agreement

On September 26, 2025, the Company finalized and entered into a Consulting Agreement (the “Agreement”) with Crypto Treasury Management Group, LLC (“CTMG”), pursuant to which CTMG will provide advisory and strategic services to assist the Company in establishing a digital asset treasury reserve. The services include, among other things, developing a crypto treasury strategy, recommending custodians, designing staking protocols (if applicable), assisting with capital formation in collaboration with a licensed securities underwriter, and supporting regulatory and tax compliance efforts.

The Agreement has an initial term of two years, subject to earlier termination under certain conditions, including for convenience with 60 days’ notice or for material breach. In consideration for the services, the Company has agreed to pay CTMG: (i) a retainer fee of $50,000 upon signing, which was pre-paid as an advance on September 24, 2025, with an additional $50,000 upon execution of binding definitive agreements related to the crypto treasury transaction; (ii) a success fee of 17 Bitcoin (or cash equivalent) upon successful deployment of at least $20 million into crypto assets for the Company’s treasury; and (iii) 250,000 shares of the Company’s common stock upon closing of the crypto treasury transaction, subject to SEC Rule 144 restrictions and inclusion in future registration statements where applicable. The Company will also reimburse CTMG for pre-approved reasonable expenses.

The Agreement contemplates a potential capital formation structure of up to $300 million, with allocations into crypto assets such as Bitcoin and Solana, subject to the Company’s approval and market conditions; however, there can be no assurance that the transaction will close or that it will be consummated on the anticipated terms or at all. In the event this strategy is successfully implemented, which is not guaranteed and depends on various factors including management’s ability to execute effectively, the Company has committed to staking a minimum of 70% of its crypto treasury assets for at least two years, although such implementation may face challenges or fail to achieve expected outcomes due to market volatility, regulatory changes, or other risks. CTMG will not act as a broker-dealer or engage in activities requiring such registration. The Company, in an effort to replace its current financing structure, intends to structure the transaction and use the non-staked portion as funding for its defense business and potentially leverage the stakeable portion for M&A activity in the defense arena, though these intentions are forward-looking and subject to uncertainties that could prevent or alter their realization.

The Agreement includes standard provisions regarding confidentiality, non-circumvention, independent contractor status, compliance with laws (including securities, AML/KYC, and tax regulations), warranties, indemnification, limitation of liability, and governing law (Delaware).

The proposed adoption of a crypto reserve strategy, including the establishment of a digital asset treasury as contemplated in the Agreement will only be implemented upon obtaining regulatory approval, if any, from relevant authorities, including compliance with Nasdaq listing requirements. Additionally, the implementation of the crypto reserve strategy may require shareholder approval to the extent such approval is deemed necessary by the Company’s board of directors or required by regulatory bodies. The Company will ensure all necessary approvals are obtained prior to the execution of the crypto reserve strategy and will provide further updates as required by law.

Results of Operations

The company was formed for the purpose of effectuating a business combination. We will not generate any operating revenues until the closing and completion of our proposed business combination, at the earliest.

For the three months ended March 31, 2025, we had a net loss of $60,253, which consisted of operating expenses.

For the six months ended March 31, 2025, we had a net loss of $63,253, which consisted of operating expenses.

Liquidity, Capital Resources, and Going Concern

The Company was formed for the purpose of consummating a business combination and is not anticipated to exist upon consummation of the Merger Agreement.

The parent company, Bannix, is within 12 months of its mandatory liquidation date as of June 30, 2025. In connection with the Company’s assessment of going concern considerations, the Company had a temporarily extended deadline date beyond the June 14, 2025 Deadline Date to consummate a Business Combination. The Company closed on its proposed Business Combination on July 14, 2025 alleviating the mandatory liquidation requirement.

Based on the foregoing, management believes that the funds the Company has available is sufficient to meet its operating needs through the consummation of a Business Combination through the temporarily extended Deadline Date. Over this time period, the Company will be utilizing the funds available to it to pay existing accounts payable and consummating the proposed Business Combination.

In connection with preparing the financial statements for the Three and Six months ended March 31, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued.

As of March 31, 2025, the Company had no cash, a working capital deficit of $66,309 and no sources of funding other than funds that may be obtained from related parties.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

On April 8, 2025, with an effective date of March 31, 2025, Bannix, together with the Company, entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of the VisionWave Technologies, Inc. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to Bannix, sufficient to fund working capital needs for a period not less than twelve (12) months from the date of release/issuance of the financial statement.

The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the applicable entity’s Board of Directors, and only to the extent such repayment would not impair the Company’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the financial statement.

Management has determined that the agreement with Stanley Hills and closing of the business combination elevated the risk about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

The merger closing triggered substantial, actionable, and committed below funding access:

• Investor A is actively pushing to draw $2 million immediately and has committed to a $50 million equity line.

• Investor B has offered the Company $2 million in $300K tranches, and is likewise eager for us to proceed post-closing.

• Investor C is to finalize their $18 million ELOC and a $5 million pre-paid advance.

Cash Flow Analysis

For the six months ended March 31, 2025, cash used in operating activities was $44,500. We had a net loss of $63,253. We benefited by changes in operating assets and liabilities of $18,753. Cash provided by financing activities was $44,500 which was proceeds from related parties.

Critical Accounting Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have determined there are no critical accounting estimates.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on October 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 has not had a material impact on the Company’s unaudited condensed consolidated financial statements and disclosures.

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it.

The Company does not expect the adoption of any recently issued pronouncements to have a material impact on its results of operations or financial position.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments, fair value measurements, prepaid expense, income and franchise taxes and legal and professional fees.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management team, including our chief executive officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In September 2025, a shareholder filed a lawsuit against the Company seeking from court a declaration that it is not an affiliate of the Company. The Company is contesting the shareholder’s position. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. At this phase the Company cannot estimate the results of said litigation. The Company expenses as incurred the costs related to such legal proceedings.

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of March 31, 2025. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2025. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities to facilitate the fair presentation of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

VISIONWAVE HOLDINGS, INC.

Date: October 3, 2025	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Executive Chairman
(Principal Executive Officer)

VISIONWAVE HOLDINGS, INC.

Date: October 3, 2025	By:	/s/ Noam Kenig
	Name:	Noam Kenig
	Title:	Chief Executive Officer (Principal Executive Officer)

VISIONWAVE HOLDINGS, INC.

Date: October 3, 2025	By:	/s/ Erik Klinger
	Name:	Erik Klinger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)