Form 10-Q/A
period 2025-06-30
VisionWave Holdings, Inc.
filed 2025-11-04
CIK 2038439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of November 4, 2025, 14,996,603 shares of common stock, par value $0.01 per share, were issued and outstanding.

Explanatory Note:

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of VisionWave Holdings Inc. for the quarter ended June 30, 2025 (the “Original Report”) is being filed solely to include the separate financial statements of VisionWave Holdings Inc. (the accounting acquirer) and Bannix Acquisition Corp. (the legal acquirer) for periods prior to their business combination, as required by Rule 15-01(e) of Regulation S-X.

On July 14, 2025, VisionWave Technologies Inc. (“VW Tech”) completed its business combination with Bannix Acquisition Corp. (“Bannix”) pursuant to a double-dummy merger structure. The business combination, consummated on July 14, 2025, was accounted for as a reverse recapitalization under ASC 805-40. As part of the transaction, both VW Tech and Bannix became wholly owned subsidiaries of a newly formed parent company, VisionWave Holdings Inc. (“the Company”). This Quarterly Report on Form 10-Q is filed by VisionWave Holdings Inc. under its current name and CIK. However, because the business combination closed after the period covered by this report (June 30, 2025), the financial statements and related disclosures presented herein reflect the historical operations of Bannix Acquisition Corp. The operations of VW Tech will be included in the Company’s consolidated financial statements beginning with the Form 10-Q for the quarter ending September 30, 2025.

Except as described above, conforming related references in the Management’s Discussion and Analysis and the Index to Financial Statements, and updating Note 11—Subsequent Events,this Amendment does not modify, update, or amend any other information set forth in the Original Report and does not reflect events occurring after the filing of the Original Report.

VISIONWAVE HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

 PART I – FINANCIAL INFORMATION

 VISIONWAVE HOLDINGS, INC. (SUCCESSOR)

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

VISIONWAVE HOLDINGS, INC. (SUCCESSOR)
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

 VISIONWAVE HOLDINGS, INC. (SUCCESSOR)
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

VISIONWAVE HOLDINGS, INC. (SUCCESSOR)
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

VISIONWAVE HOLDINGS, INC. (SUCCESSOR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Business Operations

Organization and General

In connection with the closing of its proposed business combination with VisionWave Technologies, Inc., discussed below (see also note for subsequent events), VisionWave Holdings, Inc. (successor) (“VW Holdings” or the “Company”) is the successor to Bannix Acquisition Corp., (“Bannix”) a blank check company incorporated in the state of Delaware on January 21, 2021. Bannix was formed for the purpose of effecting mergers, capital stock exchange, asset acquisitions, stock purchases, reorganization or similar business combinations with one or more businesses (“Business Combination”).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bannix (prior to the succession by Vision Wave Holdings) and its wholly-owned subsidiaries: (i) VisionWave Holdings, Inc., (ii) BNIX Merger Sub, Inc., and (iii) BNIX VW Merger Sub, Inc. All intercompany transactions have been eliminated. VisionWave Holdings, Inc (prior to the succession of Bannix) includes the wholly-owned subsidiaries: (i) BNIX Merger Sub, Inc., and (iii) BNIX VW Merger Sub, Inc.

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

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of the filing of this report (October 31, 2025). The Company did not identify any subsequent events, other than disclosed in the Notes and discussed below, that would have required adjustment or disclosure in these unaudited condensed consolidated financial statements.

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

Shares to Vendor

At June 30, 2025, the Company owed a vendor $87,500 for services rendered. On July 28, 2025, the Company and the vendor agreed to satisfy the outstanding balance with the Company issuing 22,500 VisionWave Holdings’ Common Shares to the vendor.

Joint Venture

On August 25, 2025, the Company entered into a Strategic Joint Venture Agreement (the “AIPHEX Agreement”) with AIPHEX LTD (“AIPHEX”), GBT Tokenize Corp. (“TOKENIZE”), and GBT Technologies, Inc. (“GBT”). Pursuant to the AIPHEX Agreement, the parties agreed to form a joint venture limited liability company in the State of Nevada (the “JV LLC”) for the purpose of collaborating on certain designated defense and technology projects (the “Designated Projects and Background IP”).

Employment Agreements

On September 2, 2025, the Company entered into employment agreements (each, an “Employment Agreement”) with Elad Shoval, as Chief Revenue Officer, David Allon, as Chief Operating Officer, and Jaz Williman, as Senior Systems Engineer – UGV (collectively, the “Executives”). Each Employment Agreement has an initial term of three (3) years, commencing on September 2, 2025, and is subject to automatic one-year renewals thereafter unless terminated by either party with at least thirty (30) days’ prior written notice.

Memorandum of Understanding

On September 2, 2025, the Company entered into a Memorandum of Understanding (the “MoU”) with VEDA Aeronautics Private Limited (“VEDA”), a company incorporated under the Companies Act, 2013, of India.

Pursuant to the MoU, the Company and VEDA intend to collaborate on several Indian Ministry of Defense (“MoD”) procurement programs (the “Programs”), including but not limited to: (a) Drone Kill System (Make-2) – interceptor drone development; (b) ALTV (New Generation Light Tank) – 357 tanks, with Company subsystems proposed as onboard modules; (c) FRCV (Main Battle Tank Program) – 1,770 main battle tanks; and (d) T72/T90 Retrofit Program for tanks. Under the MoU, VEDA has invited the Company to supply and develop core subsystems, including counter-UAS systems, tactical drones, radar technologies, advance protection systems (APS) systems, sensor fusion technologies, and unmanned platforms for defense and homeland security applications. The parties intend to collaborate in technical proposals, demonstrations, and joint pursuit of contracts for these Programs.

Revision to Board Members

On September 9, 2025, the Board of Directors (the “Board”) of the Company approved Independent Director Agreements (each, an “Director Agreement”) with Eric Shuss, Chuck Hansen, and Haggai Ravid, pursuant to which each will serve as an independent director of the Company.

Under the terms of each of the Director Agreements, the independent director will receive:

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

As a result of the above, the Company issued 5,245 shares of common stock to Messrs Shuss, Hansen and Ravid for their service in 2025. The Director Agreements also include standard provisions regarding indemnification, confidentiality, and compliance with applicable laws and Company policies. Each Director Agreement has an initial term of one year, subject to renewal upon mutual agreement or election at the annual stockholder meeting.

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

Standby Equity Purchase Agreement

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

The Second Note includes customary events of default, representations, warranties, covenants, and indemnification provisions. Upon an event of default, the Investor may accelerate the note or convert at the conversion price. The Company may not engage in variable rate transactions while the Second Note is outstanding, subject to exceptions.

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

Additional Covenants in the Letter Agreement

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

Consulting Agreement

On September 26, 2025, the Company entered into a Consulting Agreement (the “CTMG Agreement”) with Crypto Treasury Management Group, LLC (“CTMG”), pursuant to which CTMG will provide advisory and strategic services to assist the Company in establishing a digital asset treasury reserve. The services include, among other things, developing a crypto treasury strategy, recommending custodians, designing staking protocols (if applicable), assisting with capital formation in collaboration with a licensed securities underwriter, and supporting regulatory and tax compliance efforts.

The CTMG Agreement has an initial term of two years, subject to earlier termination under certain conditions, including for convenience with 60 days’ notice or for material breach. In consideration for the services, the Company has agreed to pay CTMG: (i) a retainer fee of $50,000 upon signing, which was pre-paid as an advance on September 24, 2025, with an additional $50,000 due upon execution of binding definitive agreements related to the crypto treasury transaction; (ii) a success fee of 17 Bitcoin (or cash equivalent) upon successful deployment of at least $20 million into crypto assets for the Company’s treasury; and (iii) 250,000 shares of the Company’s common stock upon closing of the crypto treasury transaction, subject to SEC Rule 144 restrictions and inclusion in future registration statements where applicable. The Company will also reimburse CTMG for pre-approved reasonable expenses.

The CTMG Agreement contemplates a potential capital formation structure of up to $300 million, with allocations into crypto assets such as Bitcoin and Solana, subject to the Company’s approval and market conditions; however, there can be no assurance that the transaction will close or that it will be consummated on the anticipated terms or at all. In the event this strategy is successfully implemented, which is not guaranteed and depends on various factors including management’s ability to execute effectively, the Company has committed to staking a minimum of 70% of its crypto treasury assets for at least two years, although such implementation may face challenges or fail to achieve expected outcomes due to market volatility, regulatory changes, or other risks. CTMG will not act as a broker-dealer or engage in activities requiring such registration. The Company, in an effort to replace its current financing structure, intends to structure the transaction and use the non-staked portion as funding for its defense business and potentially leverage the stakeable portion for M&A activity in the defense arena, though these intentions are forward-looking and subject to uncertainties that could prevent or alter their realization.

The CTMG Agreement includes standard provisions regarding confidentiality, non-circumvention, independent contractor status, compliance with laws (including securities, AML/KYC, and tax regulations), warranties, indemnification, limitation of liability, and governing law (Delaware).

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

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed as Exhibit 10.1 to the Form 8-K filed with the SEC on September 30, 2025.

AI Infrastructure Agreement

On October 5, 2025, the Company entered into an Order Form (the “Agreement”) with PVML Ltd., a Tel Aviv–based provider of secure data-AI infrastructure. The Agreement establishes a strategic collaboration to integrate PVML’s secure, real-time data-AI infrastructure with the Company’s radar and AI-driven computer-vision technologies to enable secure, autonomous mission-data systems for defense and homeland-security applications.

The terms of the Agreement include:

●	The initial term is twelve (12) months, automatically renewable for successive one-year periods unless either party gives 60-days’ prior notice of non-renewal.

●	The Company will pay total consideration of $600,000, consisting of (i) a cash component of $250,000 payable upon execution and (ii) an equity component valued at $350,000, to be settled through the issuance of 35,000 shares of the Company’s common stock valued at $10.00 per share.

●	The Agreement provides for a yearly platform fee covering 2.4 million PVML Units (“PUs”) of data-processing capacity, with usage fees for consumption beyond that level.

●	Each party retains ownership of its respective intellectual property, and the Company will own all outputs and derivatives generated through its use of the PVML platform.

BANNIX ACQUISITION CORP. (PREDECESSOR)

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets:
Cash	$885	$9,754
Prepaid expense and other	3,930	3,930
Total Current Assets	4,815	13,684

Cash held in Trust Account	1,168,644	3,749,377
Total Assets	$1,173,459	$3,763,061

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,231,500	$969,883
Income taxes payable	955,887	888,426
Excise tax payable	913,292	750,608
Promissory notes - Evie	1,003,995	1,003,995
Due to related parties	2,106,406	1,805,644
Total Current Liabilities	6,211,080	5,418,556

Warrant liability	25,984	12,180
Redemptions payable	972,722	—
Deferred underwriters’ discount	225,000	225,000
Total Liabilities	7,434,786	5,655,736

Commitments and Contingencies

Common stock subject to possible redemption 16,353 and 324,748 at redemption value on June 30, 2025 and December 31, 2024, respectively	608,298	4,084,139

Stockholders’ Deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 4,061,166 and 4,286,248 shares; and outstanding 2,524,000 and 2,524,000 shares (excluding 16,353 and 324,748 shares subject to redemption and 1,437,500 Treasury Stock shares) on June 30, 2025 and December 31, 2024, respectively	39,615	39,615
Additional paid-in capital	—	—
Accumulated deficit	(6,894,865)	(6,002,054)
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)	(14,375)
Total Stockholders’ Deficit	(6,869,625)	(5,976,814)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,173,459	$3,763,061

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP. (PREDECESSOR)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating costs	$325,822	$348,402	$612,939	$768,454
Loss from operations	(325,822)	(348,402)	(612,939)	(768,454)

Other (expense) income:
Interest income on trust account	6,000	200,064	34,720	566,267
Gain on forgiven of payables	—	—	—	33,750
Excise tax interest/penalty	(59,193)	—	(127,219)	—
Income tax interest/penalties	(20,246)	—	(60,376)	—
Change in fair value of warrant liabilities	(19,894)	4,060	(13,804)	(4,060)
Total other (expense) income, net	(93,333)	204,124	(166,679)	595,957

Loss before provision for income taxes	(419,155)	(144,278)	(779,618)	(172,497)
Provision for income taxes	(336)	(8,826)	(7,085)	(8,826)
Net loss	$(419,491)	$(153,104)	$(786,703)	$(181,323)

Basic and diluted weighted average shares outstanding	2,587,045	4,081,747	2,692,303	4,734,717
Basic and diluted net loss per share	$(0.16)	$(0.04)	$(0.29)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 BANNIX ACQUISITION CORP. (PREDECESSOR)
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Common stock
	Share (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance as of January 1, 2025	3,961,500	$39,615	$—	$(6,002,054)	$(14,375)	$(5,976,814)
Net loss	—	—	—	(367,212)	—	(367,212)
Excise tax imposed on common stock redemptions	—	—	—	(25,738)	—	(25,738)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(54,828)	—	(54,828)
Balance as of March 31, 2025	3,961,500	$39,615	$—	$(6,449,832)	$(14,375)	$(6,424,592)
Net loss	—	—	—	(419,491)	—	(419,491)
Excise tax imposed on common stock redemptions	—	—	—	(9,727)	—	(9,727)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(15,815)	—	(15,815)
Balance as of June 30, 2025	3,961,500	$39,615	$—	$(6,894,865)	$(14,375)	$(6,869,625)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common stock
	Share (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance as of January 1, 2024	3,961,500	$39,615	$—	$(3,678,428)	$(14,375)	$(3,653,188)
Net loss	—	—	—	(28,219)	—	(28,219)
Excise tax imposed on common stock redemptions	—	—	—	(151,344)	—	(151,344)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(491,203)	—	(491,203)
Balance as of March 31, 2024	3,961,500	$39,615	$—	$(4,349,194)	$(14,375)	$(4,323,954)
Net loss	—	—	—	(153,104)	—	(153,104)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(230,038)	—	(230,038)
Balance as of June 30, 2024	3,961,500	$39,615	$—	$(4,732,336)	$(14,375)	$(4,707,096)

(1)	Includes 1,437,500 shares classified as treasury stock (See Notes 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP. (PREDECESSOR)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024
Cash flows from Operating Activities:
Net loss	$(786,703)	$(181,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	13,804	4,060
Gain on forgiven payables	—	(33,750)
Interest income on Trust Account	(34,720)	(566,267)
Changes in current assets and current liabilities:
Prepaid expenses	—	(39)
Income taxes payable	67,461	8,826
Accounts payable and accrued expenses	261,617	199,025
Excise tax payable	127,219	—
Due to related parties, net	150,500	149,810
Net cash used in operating activities	(200,822)	(419,658)

Cash flows from Investing Activities:
Investment of cash into Trust Account	(52,408)	(250,000)
Redemptions from Trust Account	2,573,762	15,134,429
Withdrawal from Trust Account to pay taxes	94,099	422,094
Net cash provided by investing activities	2,615,453	15,306,523

Cash flows from Financing Activities:
Redemption of Class A common stock subject to possible redemption	(2,573,762)	(15,134,429)
Advances from affiliated related parties	171,262	—
Promissory notes – Evie	—	29,980
Payment of advances to related parties	(21,000)	(15,000)
Proceeds from promissory note to new Sponsors	—	30,000
Net cash used in financing activities	(2,423,500)	(15,089,449)

Net change in cash	(8,869)	(202,584)
Cash, beginning of the period	9,754	232,278
Cash, end of the period	$885	$29,694

Supplemental disclosure of noncash financing activities:
Accretion of common stock subject to possible redemption to redemption value	$70,643	$721,241
Redemptions payable	$972,722	$—
Excise tax liability accrued for common stock redemptions	$35,465	$151,344

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP. (PREDECESSOR)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, Bannix had not commenced any operations. All activity for the period from January 21, 2021 (inception) through June 30, 2025 relates to Bannix’s formation, the initial public offering (the “IPO”) (as defined below) and Bannix’s search for a target and the consummation of an initial Business Combination. Bannix will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. Bannix generates non-operating income in the form of interest income on cash from the proceeds derived from the IPO and non-operating income or expense from the changes in the fair value of warrant liabilities. Until the closing of its business combination with VisionWave Technologies, Inc., Bannix is an early stage and emerging growth company and, as such, Bannix is subject to all of the risks associated with early stage and emerging growth companies.

Sponsors and Officers

Bannix’s original sponsors were Subash Menon and Sudeesh Yezhuvath (through their investment entity Bannix Management LLP), Suresh Yezhuvath (“Yezhuvath”) and Seema Rao (“Rao”) (collectively, the “Former Sponsor”).

On October 20, 2022, pursuant to a Securities Purchase Agreement (“SPA”), Instant Fame LLC, a Nevada limited liability company controlled by a U.S. person (“Instant Fame”) (the “Sponsor”), acquired an aggregate of 385,000 shares of common stock of Bannix from Bannix Management LLP, Balaji Venugopal Bhat, Nicholos Hellyer, Subbanarasimhaiah Arun, Vishant Vora and Suresh Yezhuvath and 90,000 private placement units from Suresh Yezhuvath (collectively, the “Sellers”) in a private transaction. The Sellers immediately loaned the entire proceeds to Bannix for the working capital requirements of Bannix. In connection with this transaction, all parties agreed to certain changes to the Board of Directors.

As a result of the above, Subash Menon resigned as Chief Executive Officer and Chairman of the Board of Directors of Bannix and Nicholas Hellyer resigned as Chief Financial Officer, Secretary and Head of Strategy. Douglas Davis was appointed as the Chief Executive Officer of Bannix. Further, Balaji Venugopal Bhat, Subbanarasimhaiah Arun and Vishant Vora resigned as Directors of Bannix. Mr. Bhat, Mr. Arun and Mr. Vora served on the Audit Committee with Mr. Bhat serving as the committee chair. Mr. Bhat, Mr. Arun and Mr. Vora served on the Compensation Committee with Mr. Arun serving as the committee chair.

The Board was also increased from two to seven and Craig Marshak and Douglas Davis were appointed as Co-Chairmen of the Board of Directors effective immediately. Further, Jamal Khurshid, Eric T. Shuss and Ned L. Siegel were appointed to the Board of Directors of Bannix. The resignations referenced above were not the result of any disagreement with management or the Board.

On November 10, 2022, Sudeesh Yezhuvath resigned as a director of Bannix for personal reasons. The resignation was not the result of any disagreements with management or the Board.

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

On May 19, 2023, Bannix entered into an Executive Retention Agreement with Mr. Davis, Chief Executive Officer and Co-Chairman of the Board of Directors, providing for an at-will employment arrangement that may be terminated by either party at any time, which provides for the payment of an annual salary of $240,000 to Mr. Davis. Additionally, Bannix entered into a letter agreement with Subash Menon, a director of Bannix, for services in connection with the review and advice pertaining to the proposed Business Combination (discussed below) providing for a payment in the amount of $200,000 upon the closing of a Business Combination.

On April 10, 2024, Erik Klinger was appointed by Bannix to serve as the Chief Financial Officer of Bannix. There is no understanding or arrangement between Mr. Klinger and any other person pursuant to which he was appointed as an executive officer. Mr. Klinger does not have any family relationship with any director, executive officer or person nominated or chosen by us to become an executive officer. The employment of Mr. Klinger is at will and may be terminated at any time, with or without formal cause.

Initial Public Offering

The registration statements for Bannix’s IPO were declared effective on September 9, 2021 and September 10, 2021 (the “Effective Date”). On September 14, 2021, Bannix consummated its IPO of 6,900,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consists of one share of common stock (the “Public Shares”), one redeemable warrant to purchase one share of common stock at a price of $11.50 per share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of the Business Combination.

Concurrent with the IPO, Bannix consummated the issuance of 406,000 private placement units (the “Private Placement Units”) as follows: Bannix sold 181,000 Private Placement Units to certain investors for aggregate cash proceeds of $2,460,000 and issued an additional 225,000 Private Placement Units to the Former Sponsor in exchange for the cancellation of $1,105,000 in loans and a promissory note due to them (see Notes 4 and 6). Each Private Placement Unit consists of one share of common stock, one redeemable warrant to purchase one share of common stock at a price of $11.50 per whole share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of the Business Combination. Bannix’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination.

Trust Account and Extensions

Following the closing of the IPO on September 14, 2021, an amount of $69,690,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and Private Placement Units was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by Bannix. Bannix has since divested its investments in the Trust Account and placed the funds in an interest-bearing demand deposit account. Except with respect to interest earned on the funds held in the Trust Account that may be released to Bannix to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from this offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (a) the completion of Bannix’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend Bannix’s amended and restated certificate of incorporation, and (c) the redemption of Bannix’s Public Shares if Bannix is unable to complete the initial Business Combination within 15 months from the closing of this offering, or within any period of extension, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of Bannix’s creditors, if any, which could have priority over the claims of Bannix’s public stockholders.

March 8, 2023 Special Meeting

Bannix held a Special Meeting of Stockholders on March 8, 2023 (the “Special Meeting”). At the Special Meeting, the stockholders approved the filing of an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Extension Amendment”), to extend the date (the “Extension”) by which Bannix must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving Bannix and one or more businesses (an “initial Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial Business Combination and (3) redeem 100% of Bannix’s common stock (“common stock”) included as part of the Units sold in Bannix’s initial public offering that was consummated on September 14, 2021 (the “IPO”), from March 14, 2023, and to allow Bannix, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of Bannix’s board of directors (the “Board”), if requested by Instant Fame upon five days’ advance notice prior to the applicable deadline date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023 (such date as extended, the “Deadline Date”), unless the closing of a Business Combination shall have occurred prior thereto.

At the Special Meeting, stockholders holding a total of 3,960,387 shares of Bannix’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in Bannix’s Trust Account. As a result, $41,077,199 (approximately $10.37 per share) was removed from Bannix’s Trust Account to pay such holders. Following redemptions, Bannix had 5,463,613 shares outstanding.

March 8, 2024 Annual Meeting

On March 8, 2024, Bannix held its Annual Meeting of Stockholders of Bannix (the “Annual Meeting”), whereby Bannix’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “March 2024 Amendment”), to extend the Deadline Date from March 14, 2024, as extended, and to allow Bannix, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after March 14, 2024 or later extended deadline date, by resolution of Bannix’s Board of Directors, if requested by Bannix’s Sponsor, until September 14, 2024, or a total of up to six (6) months after March 14, 2024, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment”).

Additionally, Bannix’s stockholders approved an amendment to remove from the Amended and Restated Certificate of Incorporation the redemption limitation contained under Section 9.2(a) preventing Bannix from closing a Business Combination if it would have less than $5,000,001 of net tangible assets (the “NTA Amendment”).

At the Annual Meeting, stockholders holding a total of 1,381,866 shares of Bannix’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in Bannix’s Trust Account. As a result, $15,134,429 (approximately $10.95 per share) was removed from Bannix’s Trust Account to pay such holders. Following redemptions, Bannix had 4,081,747 shares outstanding.

September 6, 2024 Special Meeting

On September 6, 2024, Bannix held a Special Meeting of Stockholders of Bannix (the “September 2024 Special Meeting”), whereby Bannix’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “September 2024 Amendment”), to extend the Deadline Date from September 14, 2024, as extended, and to allow Bannix, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after September 14, 2024 or later extended deadline date, by resolution of Bannix’s Board of Directors, if requested by Bannix’s Sponsor, until March 14, 2025, or a total of up to six (6) months after September 14, 2024, unless the closing of a Business Combination shall have occurred prior thereto (the “September 2024 Extension Amendment”).

Additionally, beginning in September 2024, the Sponsor or its designees will deposit into the Trust Account, as a loan, $16,237 or $0.05 per public share multiplied by the number of public shares outstanding (the “Contribution”), in connection with each Extension.

At the September 2024 Special Meeting, stockholders holding a total of 1,232,999 shares of Bannix’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in Bannix’s Trust Account. As a result, $13,790,479 (approximately $11.18 per share) was removed from Bannix’s Trust Account to pay such holders. Following redemptions, Bannix had 2,848,748 shares outstanding.

March 7, 2025 Special Meeting

On March 7, 2025, Bannix held a Special Meeting of Stockholders of Bannix (the “March 2025 Special Meeting”), whereby Bannix’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “March 2025 Amendment”), to extend the Deadline Date from March 14, 2025, as extended, and to allow Bannix, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to three (3) times by an additional one (1) month each time after March 14, 2025 or later extended deadline date, by resolution of Bannix’s Board of Directors, if requested by Bannix’s Sponsor, until June 14, 2025, or a total of up to three (3) months after March 14, 2025, unless the closing of a Business Combination shall have occurred prior thereto (the “March 2025 Extension Amendment”).

Additionally, beginning in March 2025, the Sponsor or its designees will deposit into the Trust Account, as a loan, $4,983 or $0.05 per public share multiplied by the number of public shares outstanding (the “Contribution”), in connection with each Extension.

In connection with the vote on the March 2025 Extension Amendment at the March 2025 Special Meeting, stockholders holding a total of 225,082 shares of Bannix’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in Bannix’s Trust Account. As a result, $2,573,762 (approximately $11.43 per share) was removed from Bannix’s Trust Account to pay such holders. Following redemptions, Bannix had 2,623,666 shares outstanding.

May 22, 2025 Special Meeting

On May 22, 2025, Bannix held a special meeting of stockholders (the “May 2025 Special Meeting”) whereby Bannix’s stockholders approved the proposals described in Bannix’s definitive proxy statement filed with the Securities and Exchange Commission on May 9, 2025 (the “May 9, 2025 Proxy Statement”). The approved proposals include (i) the proposed Business Combination (2) the stock issuance plan, (3) the incentive plan proposal and (4) the director election proposal.

In connection with the vote at the May 2025 Special Meeting, stockholders holding a total of 83,313 shares of Bannix’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in Bannix’s Trust Account. As a result, $972,722 (approximately $11.67 per share) will be removed from Bannix’s Trust Account to pay such holders. Following redemptions, Bannix will have 2,540,353 shares outstanding prior to the Merger.

As of June 30, 2025, Bannix had not paid the redeeming stockholders for their redeemed shares and recognized a redemption payable on the condensed balance sheet for $972,722. In July 2025, Bannix paid the redeeming stockholders for their redeemed shares.

In association with Bannix’s special meetings and annual meeting, as of the filing of this Form 10-Q, Bannix has deposited an aggregate of $1,857,358 into the Trust Account to extend the Deadline Date.

Deadline Date Extension

In connection with the March 7, 2025 Special Meeting, the stockholders of Bannix approved the extension of the Deadline date to March 14, 2025 or later extended deadline date, by resolution of Bannix’s Board of Directors, if requested by Bannix’s Sponsor, until June 14, 2025.

Prior to the June 14, 2025 Deadline Date, management of Bannix, representing a majority of Bannix’s stockholders, held a meeting with the trustee of the Trust Account to request the Trust Account not be liquidated due to the pending regulatory approval of the proposed Business Combination, discussed below. The trustee exercised administrative authority and agreed to the temporary extension of the Deadline Date pending a stockholder meeting. Before a stockholder meeting could be held to extend the Deadline Date, final regulatory approval was granted by Nasdaq and Bannix closed on its proposed Business Combination and terminated the Trust Account.

Initial Business Combination

Bannix had until June 14, 2025 (as extended) to (1) complete a Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem 100% of Bannix’s common stock included as part of the units sold in Bannix’s initial public offering.

In the event that Bannix receives notice from Instant Fame five days prior to the applicable deadline of its wish for Bannix to effect an extension, Bannix intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, Bannix intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Instant Fame and its affiliates or designees are not obligated to fund the Trust Account to extend the time for Bannix to complete the initial Business Combination. If Bannix is unable to consummate the initial Business Combination within the applicable time period, Bannix will, promptly but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account and promptly following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless. Additionally, any initial Business Combination must be approved by a majority of the independent directors.

Bannix anticipates structuring the initial Business Combination so that the post-transaction company in which the public stockholders’ own shares will own or acquire substantially all of the equity interests or assets of the target business or businesses. Bannix may, however, structure the initial Business Combination such that the post-transaction company owns or acquires less than substantially all of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but Bannix will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, the stockholders prior to the initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and Bannix in the Business Combination transaction. For example, Bannix could pursue a transaction in which Bannix issue a substantial number of new shares in exchange for all of the outstanding capital stock of shares or other equity interests. In this case, Bannix would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, the stockholders immediately prior to the initial Business Combination could own less than a majority of the outstanding shares subsequent to the initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses even if the acquisitions of the target businesses are not closed simultaneously.

Bannix cannot ascertain the capital requirements for any particular transaction. If the net proceeds currently held in the Trust Account prove to be insufficient, either because of the size of the Business Combination, the depletion of the available net proceeds in search of a target business, or because Bannix becomes obligated to redeem a significant number of the Public Shares upon consummation of the initial Business Combination, Bannix will be required to seek additional financing, in which case Bannix may issue additional securities or incur debt in connection with such Business Combination. Furthermore, Bannix may issue a substantial number of additional shares of common or preferred stock to complete the initial Business Combination or under an employee incentive plan upon or after consummation of the initial Business Combination. Bannix does not have a maximum debt leverage ratio or a policy with respect to how much debt Bannix may incur. The amount of debt Bannix will be willing to incur will depend on the facts and circumstances of the proposed Business Combination and market conditions at the time of the potential Business Combination. At this time, Bannix is not party to any arrangement or understanding with any third party with respect to raising additional funds through the sale of the securities or the incurrence of debt. Subject to compliance with applicable securities laws, Bannix would only consummate such financing simultaneously with the consummation of the initial Business Combination.

Nasdaq rules require that the initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding advisory fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. If the board is not able to independently determine the fair market value of the target business or businesses, Bannix will obtain an opinion from an independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criteria. Bannix does not intend to purchase multiple businesses in unrelated industries in connection with the initial Business Combination.

Bannix will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether Bannix will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by Bannix, solely at its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to Bannix to pay its tax obligations plus additional deposits to extend the Combination Period).

Related to the redemption of Bannix’s public shares, Bannix’s has no limitation on its net tangible assets either immediately before or after the consummation of the Business Combination. Redemptions of Bannix’s public shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to a Business Combination. For example, the Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the Business Combination. In the event the aggregate cash consideration Bannix would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the Business Combination exceed the aggregate amount of cash available to Bannix, it will not complete the Business Combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

The Sponsor, officers and directors and Representative (as defined in Note 6) have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares (as defined below) and Public Shares in connection with a stockholder vote to approve an amendment to Bannix’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if Bannix fails to complete the initial Business Combination within the Combination Period.

Bannix’s Sponsor has agreed to be liable to Bannix if and to the extent any claims by a third party for services rendered or products sold to Bannix, or a prospective target business with which Bannix has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.95 per Public Share (subject to increase of up to an additional $4,983 per month in the event that the Sponsors elects to extend the period of time to consummate a Business Combination as set forth in the March 2025 Extension Amendment) and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.95 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under Bannix’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, Bannix has not asked its Sponsor to reserve for such indemnification obligations, nor has Bannix independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that Bannix’s Sponsor’s only assets are securities of Bannix. Therefore, Bannix cannot assure that its Sponsor would be able to satisfy those obligations.

Pursuant to Bannix’s Investment Management Trust Agreement with Continental Stock Transfer & Trust Company (the “Trustee”), dated as of September 10, 2021 (the “Trust Agreement”), as amended, upon a liquidation and termination of the Trust Account as a result of Bannix failing to complete a Business Combination, Bannix is authorized to withdrawal $100,000 of interest that may be released to Bannix to pay dissolution expenses (the “Allowance”). On January 30, 2025, Bannix assigned the Trustee $100,000 of the Allowance only in the event of a dissolution and termination of the Trust Account as a result of Bannix failing to complete a Business Combination. The Trustee is authorized to offset $100,000 from the Trust Account interest against Bannix’s outstanding invoice.

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

On July 14, 2025, Bannix closed its proposed Business Combination with VisionWave Technologies.

The Mergers

Pursuant to and in accordance with the terms set forth in the Merger Agreement, (a) Parent Merger Sub will merge with and into Bannix, with Bannix continuing as the surviving entity (the “Parent Merger”), as a result of which, (i) Bannix will become a wholly owned subsidiary of VisionWave, and (ii) each issued and outstanding security of Bannix immediately prior to the effective time of the Parent Merger (the “Parent Merger Effective Time”) (other than shares of Bannix Common Stock that have been redeemed or are owned by Bannix or any of its direct or indirect subsidiaries as treasury shares and any Dissenting Parent Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VisionWave (other than the Parent Rights, which shall be automatically converted into shares of VisionWave), and, (b) immediately following the consummation of the Parent Merger but on the same day, Company Merger Sub will merge with and into Target, with Target continuing as the surviving entity (the “Company Merger” and, together with the Parent Merger, the “Mergers”), as a result of which, (i) Target will become a wholly owned subsidiary of VisionWave, and (ii) each issued and outstanding security of Target immediately prior to the effective time of Bannix Merger (the “Company Merger Effective Time”) (other than any Cancelled Shares or Dissenting Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VisionWave. The Mergers and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

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

In accordance with the terms and subject to the conditions of the Merger Agreement, at Bannix Merger Effective Time, (a) each share of issued and outstanding Target common stock, par value $0.01 (“Target Common Stock”), shall be cancelled and converted into 4,041 shares of VisionWave Common Stock.

Governance

Subject to approval of shareholders, the parties have agreed to take actions such that, effective immediately after the Closing of the Business Combination, Bannix’s board of directors shall consist of five directors, consisting of Haggai Ravid, Chuck Hansen, Eric T. Shuss, Douglas Davis and Noam Kenig. Additionally, certain current Target management personnel may become officers of VisionWave.

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

On May 5, 2025, the SEC declared Bannix’s registration statement on Form S-4 to be effective.

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

Conditions to the Closing

The obligations of Bannix, VisionWave, Parent Merger Sub and Company Merger Sub (the “Bannix Parties”) and Target to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the approval of Bannix’s stockholders, (ii) the approval of Target’s stockholders, and (iii) Bannix’s Form S-4 registration statement becoming effective.

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

On March 13, 2025, the Bannix received a letter from the Panel notifying Bannix that it would be suspended from trading on Nasdaq due to Bannix’s inability to satisfy the terms outlined in the Panel’s December 2, 2024 decision. As a result, the trading in the Bannix’s securities moved to the OTC Pink at the open of trading on March 17, 2025, under the trading symbols of BNIX, BNIXR and BNIXW. As the successor to Bannix, upon the consummation of the Business Combination, VisionWave Common Stock and VisionWave Warrants began trading on July 15, 2025 on the NASDAQ under the symbols “VWAV and “VWAV” respectively and Bannix’s securities stopped trading.

Certificate of Correction to Certificate of Amendment

On February 8, 2024, Bannix filed a Certificate of Correction to its Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Correction”) filed with the Secretary of State of the State of Delaware on March 9, 2023 (the “Certificate of Amendment”). The Certificate of Amendment inadvertently removed the provisions relating to Bannix’s obligation to wind up and liquidate Bannix and redeem the public shares if the Bannix had not consummated an initial Business Combination within the specified time. The Certificate of Correction corrects this error to the Certificate of Amendment. The corrections made by the Certificate of Correction are retroactively effective as of March 9, 2023, the original filing date of the Certificate of Amendment.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2025, Bannix had $885 in cash and a working capital deficit of $6,206,265.

Bannix’s liquidity needs through June 30, 2025, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Former Sponsor and Sponsor and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, Bannix’s Sponsor, an affiliate of the Sponsor, and/or certain of Bannix’s officers and directors may, but are not obligated to, provide Bannix Working Capital Loans. As of June 30, 2025 and December 31, 2024, there were no loans associated with Working Capital Loans. As of June 30, 2025 and December 31, 2024, Bannix owed $2,106,406 and $1,811,700 to the Former Sponsor, the Sponsor, related parties and affiliated related parties, respectively. See Note 6 for further disclosure of Former Sponsor, Sponsor, related parties and affiliated related party loans.

As additional sources of funding, Bannix issued unsecured promissory notes to Evie Autonomous LTD (“Evie”) with a principal amount of $1,003,995 (the “Evie Autonomous Extension Notes”). The Evie Autonomous Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of Bannix’s initial Business Combination, or (b) the date of Bannix’s liquidation. If Bannix does not consummate an initial Business Combination by the Deadline Date, the Evie Autonomous Extension Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On December 26, 2024 and revised on February 4, 2025, April 19, 2025 and May 25, 2025, Bannix entered into several agreements to defer certain transaction costs and obligations associated with its proposed Business Combination until after the closing of the proposed Business Combination. The deferred obligations include:

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

On January 19, 2025, the CEO of Bannix agreed to defer $110,400 of compensation expense due him. These costs would have been payable no later than three (3) months following the closing of the proposed Business Combination. On May 25, 2025, the agreement was modified such that the payable is due only after any Pre-Paid Advance issued in connection with the SEPA is repaid in full, see Note 11.

All deferred payments will be made exclusively from the working capital of the post-closing entity or funds raised following the closing. These deferments provide Bannix with the financial flexibility to focus on completing the transaction while ensuring that all obligations are met within the agreed timeframes.

On April 8, 2025, with an effective date of March 31, 2025, Bannix entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of VisionWave Technologies. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to Bannix, sufficient to fund the working capital needs through August 13, 2026. The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the Board of Directors, and only to the extent such repayment would not impair Bannix’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the financial statement.

Based on the foregoing, management believes that the funds Bannix has available is sufficient to meet its operating needs through the consummation of a Business Combination through the temporarily extended Deadline Date. Over this time period, Bannix will be utilizing the funds available to it to pay existing accounts payable and consummating the proposed Business Combination.

Bannix is within 12 months of its mandatory liquidation date as of June 30, 2025. In connection with Bannix’s assessment of going concern considerations, Bannix had a temporarily extended deadline date beyond the June 14, 2025 Deadline Date to consummate a Business Combination. Bannix closed on its proposed Business Combination on July 14, 2025 alleviating the mandatory liquidation requirement.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. And in October 2023, the Hamas Terror Organization attacked the Southern part of Israel, which in turn, commenced a military action with Gaza Strip. As a result, these actions, and the possibility of escalating military actions, have created and are expected to create global economic consequences. The specific impact on Bannix’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by Bannix, in connection with a Business Combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by Bannix and not by the redeeming holders, it could cause a reduction in the value of Bannix’s Class A common stock, cash available with which to effectuate a Business Combination or cash available for distribution in a subsequent liquidation. Whether and to what extent Bannix would be subject to the excise tax in connection with a Business Combination will depend on a number of factors, including (i) the structure of the Business Combination, (ii) the fair market value of the redemptions and repurchases in connection with the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or any other equity issuances within the same taxable year of the Business Combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by Bannix in the event Bannix is unable to complete a Business Combination in the required time and redeem 100% of the remaining Class A common stock in accordance with Bannix’s amended and restated certificate of incorporation, in which case the amount that would otherwise be received by the public stockholders in connection with Bannix’s liquidation would be reduced.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent Bannix would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination, but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by Bannix and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in Bannix’s ability to complete a Business Combination.

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. Bannix is currently evaluating its options with respect to this obligation. Any amount of such excise tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 8% interest per annum, a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full, and a failure to file penalty of 5% per month.

As of the filing of the Form 10-Q, Bannix has not filed its 2024 excise tax return and no amounts have been paid. As of June 30, 2025 and December 31, 2024, Bannix is reporting $177,806 and $50,587 in excise tax interest and penalties payable on the unaudited condensed balance sheets.

Investment Company Act 1940

Under the current rules and regulations of the SEC we are not deemed an investment company for purposes of the Investment Company Act; however, on March 30, 2022, the SEC proposed new rules (the “Proposed Rules”) relating, among other matters, to the circumstances in which SPACs such as Bannix could potentially be subject to the Investment Company Act and the regulations thereunder. The Proposed Rules provide a safe harbor for companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the Proposed Rules would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial Business Combination no later than 18 months after the effective date of the SPAC’s registration statement for its IPO. Bannix would then be required to complete its initial Business Combination no later than 24 months after the effective date of such registration statement. There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including this Company. Although Bannix entered into a definitive Business Combination agreement within 18 months after the effective date of the registration statement relating to the IPO, there is a risk that Bannix may not complete an initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that Bannix has been operating as an unregistered investment company. If Bannix were deemed to be an investment company for purposes of the Investment Company Act, Bannix may be forced to abandon its efforts to complete an initial Business Combination and instead be required to liquidate. If Bannix is required to liquidate, the investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction.

The Investment Company Act defines an investment company as any issuer which (i) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; (ii) is engaged or proposes to engage in the business of issuing face-amount certificates of the installment type, or has been engaged in such business and has any such certificate outstanding; or (iii) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis. Bannix has assessed its primary line of business and the value of its investment securities as compared to the value of total assets to determine whether Bannix may be deemed an investment company. The longer that the funds in the Trust Account are held in money market funds, there is a greater risk that Bannix may be considered an unregistered investment company. As a result, Bannix has switched all funds to cash, will likely receive minimal interest, if any, on the funds held in the Trust Account after such time, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of our Company. Currently, the funds in the Trust Account are held in a demand deposit account and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Bannix are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America for interim financial information (“US GAAP”) and pursuant to Rule 8-03 of Regulation S-X promulgated by the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with Bannix’s audited financial statements and notes thereto included in Bannix’s Annual Report on Form 10-K for the period through December 31, 2024 filed with the SEC on February 28, 2025. The balance sheet as of June 30, 2025 contained herein has been derived from the audited financial statements as of December 31, 2024, but does not include all disclosures required by U.S. GAAP.

Segment Reporting

Bannix complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements.

Emerging Growth Company Status

Bannix is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Bannix has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, Bannix, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of Bannix’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant estimates include assumptions made in the valuation of our Private Placement Warrants. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

Bannix considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Bannix did not have any cash equivalents as of June 30, 2025 and December 31, 2024 other than its investments held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject Bannix to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2025 and December 31, 2024, Bannix had no deposits in excess of the Federal Depository Insurance Coverage, respectively. Bannix has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of Bannix’s cash, current assets and current liabilities approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, due to their short-term nature.

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

Offsetting Balances

In accordance with ASC Topic 210 “Balance Sheet”, Bannix’s accounting policy is to offset assets and liabilities when a right of offset exist. Accordingly, the unaudited condensed balance sheets include transactions with the Sponsor and affiliated parties on a net basis.

Fair Value of Warrant Liability

Bannix accounted for the 7,306,000 warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the Private Warrants did not meet the criteria for equity treatment and were recorded as a liability and the Public Warrants met the criteria for equity treatment. Accordingly, Bannix classified its Private Warrants as a liability at fair value upon issuance and adjusts them to fair value at each reporting period. This liability is re-measured at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value will be recognized in Bannix’s statements of operations.

Common Stock Subject to Possible Redemption

Bannix accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within Bannix’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity.

The Common Stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with Bannix’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to Bannix’s amended and restated certificate of incorporation. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of Bannix require Common Stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Common Stock subject to redemption have been classified outside of permanent equity.

Bannix recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit.

Bannix recorded an increase in the redemption value because of earnings on the Trust Account and additional deposits that exceed amounts payable for taxes. While Bannix may use earnings on the Trust Account to pay its tax obligations, during the six months ended June 30, 2025 and 2024 $94,099 and $422,094, respectively has been withdrawn by Bannix from the Trust Account to pay its tax obligations.

At the May 2025 Special Meeting, stockholders redeemed 83,313 shares of Bannix’s common stock for $972,722. As of June 30, 2025 the redeeming stockholders were not paid for the redeeming shares. Bannix reports this amount as redemptions payable, a non-current liability on the condensed balance sheet, as the settlement of this liability does not require the use of current assets to settle the liability

Prior to the June 14, 2025 Deadline Date, management of Bannix, representing a majority of Bannix’s stockholders, held a meeting with the trustee of the Trust Account to request the Trust Account not be liquidated due to the pending regulatory approval of the proposed Business Combination, discussed below. The trustee exercised administrative authority and agreed to the temporary extension of the Deadline Date pending a stockholder meeting. Before a stockholder meeting could be held to extend the Deadline Date, final regulatory approval was granted by Nasdaq and Bannix closed on its proposed Business Combination and terminated the trust.

On June 30, 2025 and December 31, 2024, the common stock subject to redemption reflected in the condensed balance sheets is reconciled in the following table:

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

Reconciliation of Loss per Share of Common Stock

Basic and diluted loss per share for common stock is calculated as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss per share of common stock:
Net Loss	$(419,491)	$(153,104)	$(786,703)	$(181,323)

Weighted Average Shares of common stock	2,587,045	4,081,747	2,692,303	4,734,717
Basic and diluted loss per share	$(0.16)	$(0.04)	$(0.29)	$(0.04)

Income Taxes

Bannix accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024,

Bannix’s deferred tax asset had a full valuation allowance recorded against it. Bannix’s effective tax rate was (0.1)% and (6.1)% for the three months ended June 30, 2025 and 2024, respectively, and (0.9)% and (5.1)% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2025 and 2024, due to state taxes, permanent differences related to Business Combination expenses, and changes in the valuation allowance on the deferred tax assets.

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

Bannix recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, Bannix accrued $266,576 and $206,200 in interest and penalties for the non-payment of its income taxes. Bannix is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Bannix has identified the United States, the State of California, and the State of Delaware as its only “major” tax jurisdiction. Bannix is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Bannix’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Bannix’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Bannix’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on Bannix’s unaudited condensed financial statements.

Stock Based Compensation

Bannix complies with ASC 718 Compensation — Stock Compensation regarding Founder Shares granted to directors and an officer of Bannix. The acquired shares shall vest upon Bannix consummating an initial Business Combination (the “Vesting Date”). The Founder Shares owned by the directors or officer (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. Bannix has until June 14, 2025 (as extended) to consummate a Business Combination, and if a Business Combination is not consummated, Bannix will liquidate and the shares will become worthless.

The Founder Shares were issued on September 8, 2021, and the Founder Shares vest, not upon a fixed date, but upon consummation of an initial Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, Bannix has determined the valuation of the Founder Shares as of September 8, 2021. The valuation resulted in a fair value of $7.48 per share as of September 8, 2021, or an aggregate of $972,400 for the 130,000 Founder Shares. The Founder Shares were granted at no cost to the recipients. The excess fair value over the amount paid is $972,400, which is the amount of share-based compensation expense which Bannix will recognize upon consummation of an initial business combination.

NOTE 3 — INITIAL PUBLIC OFFERING

On September 14, 2021, Bannix consummated its IPO and sold 6,900,000 Units at a purchase price of $10.00 per Unit, which was inclusive of the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $69,000,000. Each Unit that Bannix sold had a price of $10.00 and consisted of one share of common stock, one warrant to purchase one share of common stock and one right. Each warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. Each right entitles the holder to buy one tenth of one share of common stock. The common stock, warrants and rights comprising the Units have begun separate trading. At the time that the common stock, warrants and rights comprising the Units began separate trading, holders will hold the separate securities and no longer hold Units (without any action needing to be taken by the holders), and the Units will no longer trade.

All of the shares of common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with Bannix’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to Bannix’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of Bannix require common stock subject to redemption to be classified outside of permanent equity.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the IPO and the sale of the Units, Bannix sold 181,000 Private Placement Units to certain investors for aggregate cash proceeds of $2,460,000 and issued an additional 225,000 Private Placement Units to the Former Sponsor in exchange for the cancellation of approximately $1,105,000 in loans and a promissory note due to them. Each Private Placement Unit consisted of one share of common stock, one redeemable warrant to purchase one share of common stock at a price of $11.50 per whole share and one right.

NOTE 5 — PROMISSORY NOTE TO EVIE AUTONOMOUS LTD AND EVIE AUTONOMOUS GROUP LTD.

Bannix’s unsecured Evie Autonomous Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of Bannix’s initial Business Combination, or (b) the date of Bannix’s liquidation. If Bannix does not consummate an initial Business Combination by the Deadline Date, the Evie Autonomous Extension Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

At June 30, 2025 and December 31, 2024, Bannix owes Evie Autonomous LTD $1,003,995 and reports this as promissory notes – Evie on the unaudited condensed balance sheets.

On December 26, 2024 and amended on May 27, 2025, Bannix entered into an agreement to defer payment of the Evie Autonomous Extension Notes. Under the deferment agreement, these amounts will not become payable until any Pre-Paid Advance issued in connection with the SEPA is repaid in full, see Note 11.

NOTE 6—RELATED PARTY TRANSACTIONS

Founder Shares

On October 20, 2022, pursuant to an SPA, the Sponsor acquired an aggregate of 385,000 shares of common stock of Bannix from Bannix Management LLP, Balaji Venugopal Bhat, Nicholos Hellyer, Subbanarasimhaiah Arun, Vishant Vora and Suresh Yezhuvath and 90,000 private placement units from Suresh Yezhuvath (collectively, the “Sellers”) in a private transaction.

The Former Sponsor, Sponsor, Other Investors, Anchor Investors, directors and officer have agreed not to transfer, assign or sell the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) the date on which Bannix completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Bannix refers to such transfer restrictions as the “lock-up”. Notwithstanding the foregoing, if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

At June 30, 2025 and December 31, 2024, there were 2,524,000 non-redeemable shares outstanding owned or controlled by the Former Sponsor, Sponsor, Other Investors, Anchor Investors, directors and officers.

Working Capital Loans – Former Sponsor and Sponsor

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of Bannix’s officers and directors may, but are not obligated to, loan Bannix funds as may be required. If Bannix completes a Business Combination, Bannix would repay the loans out of the proceeds of the Trust Account released to Bannix. Otherwise, the loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, Bannix may use a portion of the working capital held outside the Trust Account to repay the loans but no proceeds from the Trust Account would be used to repay the loans. On June 30, 2025 and December 31, 2024, there were no loans outstanding under the working capital loan program.

Commitment of Funds – Former Sponsor

Yezhuvath agreed to contribute to Bannix of $225,000 as a capital contribution at the time of the Business Combination with the proceeds to be used to pay the deferred underwriters’ discount. Yezhuvath has agreed to forgive this amount without any additional securities being issued against it.

Transactions with a Related Party

In October 2024, a company related to one of the board members was engaged to perform consulting services. Bannix paid $8,000 for the services performed. As of June 30, 2025 and December 31, 2024, no amounts were due the related party company for services performed.

Due to Related Parties

The balance on June 30, 2025 and December 31, 2024 in Due to Related Parties totaled $2,153,962 and $1,811,700, respectively, consists of the following transactions:

	June 30,	December 31,
	2025	2024
Amounts due Suresh Yezhuvath	$23,960	$23,960
Amounts due Subash Menon	1,180	1,180
Repurchase 700,000 shares of common stock from Bannix Management LLP	10,557	10,557
Amounts due to Doug Davis – Accrued Compensation	210,000	125,000
Amounts due to Erik Klinger – Accrued Compensation	58,750	26,250
Administrative Support Agreement (2)(4)	228,333	198,333
Securities Purchase Agreement	200,000	200,000
Promissory Notes with Instant Fame and affiliated parties (3)(4)	840,000	840,000
Advances from affiliated related parties, net (1) (4)	533,626	386,420

	$2,106,406	$1,811,700

(1)	Net of $21,000 and $15,000 paid to an affiliated related party at June 30, 2025 and December 31, 2024, respectively.

For the six months ended June 30, 2025 and the year ended December 31, 2024, $21,000 and $15,000, respectively, was paid to an affiliate of a related party. Bannix has a legal right of offset and as such, the net amount is reported on the unaudited condensed balance sheet.

(2) Administrative Support Agreement

Bannix has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or Bannix’s liquidation, it will cease paying these monthly fees. For the three and six months ended June 30, 2025 and 2024, Bannix incurred $15,000 and $30,000, respectively, pursuant to the agreement and owed $228,333 and $198,333 related to the Administrative Support Agreement at June 30, 2025 and December 31, 2024, respectively. These amounts are reported as a component of due to related parties on the condensed balance sheets.

(3) Promissory Notes with Instant Fame and Affiliated Parties

On December 13, 2022, Bannix issued an unsecured promissory note in favor of Instant Fame, in the principal amount of $690,000. In March and April 2023, Bannix issued additional unsecured promissory notes to Instant Fame for $75,000 for each promissory note. At June 30, 2025 and December 31, 2024, there was $1,421,182 and 1,226,420, respectively, outstanding on these promissory notes and included in due to related parties on the unaudited condensed balance sheet.

(4) Deferment of Related Party Transactions

Bannix entered into an agreement to defer payment of certain related party obligations. Under the deferment agreements, all amounts owed to the Sponsor and its affiliates, including promissory notes, administrative support fees, and advances due only after any Pre-Paid Advance issued in connection with the SEPA is repaid in full, see Note 11.

NOTE 7 — COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Units and warrants that may be issued upon conversion of related party loans will have registration rights to require Bannix to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that Bannix registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by Bannix.

Underwriters Agreement

The underwriters are entitled to a deferred underwriting discount of $225,000 solely in the event that Bannix completes a Business Combination, subject to the terms of the underwriting agreement. Additionally, the underwriters are entitled to a Business Combination marketing fee of 3.5% of the gross proceeds of the sale of Units in the IPO upon the completion of Bannix’s initial Business Combination subject to the terms of the underwriting agreement.

On June 9, 2025, Bannix entered into an amendment to the underwriting agreement. Pursuant to the amendment, payments of the Business Combination marketing fee will be modified as follows:

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

Bannix issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of Common Stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. Bannix accounted for the estimated fair value ($2,861,000) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of Common Stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waives its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if it fails to complete the Business Combination within the time specified in its certificate of incorporation. Accordingly, the fair value of such shares is included in stockholders’ equity. As of June 30, 2025 and December 31, 2024, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the condensed balance sheets.

Excise Tax

In connection with Bannix’s May 2025 Special Meeting, March 2025 Special Meeting, September 2024 Special Meeting, Special Meeting and Annual Meeting, stockholders holding an aggregate of 6,883,647 shares of Bannix’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in Bannix’s Trust Account. As a result, $72,575,869 was removed from Bannix’s Trust Account to pay such holders and an additional $972,722 is payable to the stockholders that redeemed shares at the May 2025 Special Meeting. As such,

Bannix has recorded a 1% excise tax liability in the amount of $913,292 and $750,608, respectively, on the condensed balance sheets as of June 30, 2025 and December 31, 2024, including $177,806 and $50,587, respectively, in excise tax interest and penalties. The excise tax liability does not impact the unaudited condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. The unaudited condensed statement of operation includes $59,193 and $127,219, respectively, in excise tax interest and penalties for the three and six months ended June 30, 2025. The unaudited condensed statement of operation includes $0 in excise tax interest and penalties for the three and six months ended June 30, 2024.

The 2024 excise tax return for redemptions that occurred in 2023 was due on October 31, 2024. As of the filing of this Form 10-Q, Bannix has not filed its 2024 excise tax return and no amounts have been paid resulting in the excise tax interest and penalties.

Other Investors

Other Investors were granted an aggregate of 16,668 Founder Shares at no costs from Suresh Yezhuvath in March 2021.

The Other Investors have not been granted any stockholder or other rights that are in addition to those granted to Bannix’s other public stockholders. The Other Investors will have no rights to the funds held in the Trust Account with respect to the Founder Shares held by them. The Other Investors will have the same rights to the funds held in the Trust Account with respect to the Common Stock underlying the Units they purchase at the IPO as the rights afforded to Bannix’s other public stockholders.

Anchor Investors

The Anchor Investors entered into separate letter agreements with Bannix and the Former Sponsor pursuant to which, subject to the conditions set forth therein, the Anchor Investors purchased, upon the closing of the IPO on September 14, 2021, 181,000 Private Placement Units and 762,500 Founder Shares on September 9, 2021 (“Anchor Shares” in the total).

The Anchor Investors have not been granted any stockholder or other rights that are in addition to those granted to Bannix’s other public stockholders and purchased the Founder Shares for nominal consideration. Each Anchor Investor has agreed in its individually negotiated letter agreement entered into with Bannix to vote its Anchor Shares to approve Bannix’s initial Business Combination. The Anchor Investors will have no rights to the funds held in the Trust Account with respect to the Anchor Shares held by them. The Anchor Investors will have the same rights to the funds held in the Trust Account with respect to the Common Stock underlying the Units they purchase at the IPO (excluding the Common Stock included in the Private Placement Units purchased) as the rights afforded to Bannix’s other public stockholders.

Litigation

From time to time, Bannix may be subject to routine litigation, claims or disputes in the ordinary course of business. Bannix defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the potential litigation, claims or disputes.

Bannix is not subject to any litigation at the present time.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock— Bannix is authorized to issue 1,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by Bannix’s board of directors. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock— Bannix is authorized to issue 100,000,000 shares of common stock with par value of $0.01 each. As of June 30, 2025 and December 31, 2024, there were 3,977,853 and 4,286,248 shares of Common Stock issued, respectively, and 2,524,000 shares of Common Stock outstanding, excluding 16,353 and 324,748 shares subject to possible redemption, respectively. Each share of Common Stock entitles the holder to one vote.

Treasury Stock — On June 21, 2021 the Former Sponsor agreed to deliver Bannix 1,437,500 shares of common stock beneficially owned by the Former Sponsors.

Rights — Except in cases where Bannix is not the surviving company in the Business Combination, each holder of a right will automatically receive one-tenth (1/10) of a share of common stock upon consummation of the Business Combination, even if the holder of a right converted all shares held by him, her or it in connection with the Business Combination or an amendment to Bannix’s Certificate of Incorporation with respect to its pre-Business Combination activities. In the event that Bannix will not be the surviving company upon completion of the Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share of common stock underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional share of common stock upon consummation of Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of Bannix). If Bannix enters into a definitive agreement for a Business Combination in which Bannix will not be the surviving entity, the definitive agreement will provide for the holders of the rights to receive the same per share consideration the holders of shares of common stock will receive in the transaction on an as-converted into common stock basis.

NOTE 9 — WARRANT LIABILITY

Bannix accounted for the 7,306,000 warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815 “Derivatives and Hedging” whereby under that provision, the Private Warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, Bannix classified the Private Warrants as a liability at fair value and adjusts them to fair value at each reporting period. This liability is re-measured at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value will be recognized in Bannix’s statement of operations. The fair value of the Private Warrants was estimated using a modified Black-Scholes model. The valuation models utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such Private Warrant classification is also subject to re-evaluation at each reporting period. The Public Warrants met the classification for equity treatment.

Each warrant entitles the holder to purchase one share of Bannix’s Common Stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) Bannix issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Common Stock (with such issue price or effective issue price to be determined in good faith by Bannix’s board of directors and, in the case of any such issuance to Bannix’s Former Sponsor, Sponsors or its affiliates, without taking into account any Founder Shares held by Bannix’s Former Sponsor, Sponsors or its affiliates, prior to such issuance) (the “Newly Issued Price”),

(y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Bannix’s Common Stock during the 20 trading day period starting on the trading day prior to the day on which Bannix consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the Market Value.

The warrants will become exercisable on the later of 12 months from the closing of this offering or upon completion of its initial Business Combination and will expire five years after the completion of Bannix’s initial Business Combination, at 5:00 p.m., Eastern Time, or earlier upon redemption or liquidation.

Redemption of warrants

Bannix may call the warrants for redemption (excluding the private warrants, and any warrants underlying Units issued to the Sponsors, initial stockholders, officers, directors or their affiliates in payment of related party loans made to Bannix), in whole and not in part, at a price of $0.01 per warrant:

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

If Bannix calls the warrants for redemption as described above, the management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” If management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

If Bannix is unable to complete an initial Business Combination within the Combination Period and Bannix liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from Bannix’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

The following presents Bannix’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of June 30, 2025:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$25,984
Total	$—	$—	$25,984

The following presents Bannix’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of December 31, 2024:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$12,180
Total	$—	$—	$12,180

The following table summarizes key inputs and the models used in the valuation of Bannix’s Private Warrants:

	June 30,	December 31,
	2025	2024

Valuation Method Utilized	Modified Black Scholes	Modified Black Scholes
Stock Price	$15.00	$11.20
Exercise Price	$11.50	$11.50
Expected Term (years)	5.04	5.25
Volatility	5.0%	1.25%
Risk-free rate	3.72%	4.38%
Market adjustment	1.2%	9%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for Bannix’s warrants classified as Level 3 for the period ended June 30, 2025 and 2024:

Private Warrants
Level 3
Fair value at December 31, 2024	$12,180
Change in fair value	(6,090)
Fair value at March 31, 2025	$6,090
Change in fair value	19,894
Fair value at June 30, 2025	$25,984

Private Warrants
Level 3
Fair value at December 31, 2023	$4,060
Change in fair value	8,120
Fair value at March 31, 2024	$12,180
Change in fair value	(4,060)
Fair value at June 30, 2024	$8,120

NOTE 10 — SEGMENT INFORMATION

ASC Topic 280 establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by Bannix’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The CODM has been identified as the Chief Financial Officer, who reviews the operating results for Bannix as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that Bannix only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating Bannix’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating costs	$325,822	$348,402	$612,939	$768,454
Interest income on trust account	$6,000	$200,064	$34,720	$566,267

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

Note 11—Subsequent Events

Bannix evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of the filing of this report (October 31, 2025). Bannix did not identify any subsequent events, other than disclosed in the Notes and discussed below, that would have required adjustment or disclosure in these unaudited condensed financial statements.

On July 10, 2025 pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934 Bannix filed Form 8-A registering the securities declared effective by the SEC.

Close of Business Combination

On July 14, 2025, Bannix closed its proposed Business Combination and liquidated its Trust Account. In association with the liquidation of the Trust Account, stockholders redeeming their shares of common stock at the May 2025 Special Meeting were paid for their redeeming shares. As the close of the Business Combination occurred after June 30, 2025, financial statement of the Target are not complete and not included in this Form 10-Q.

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

Short Term Funding

On July 15, 2025, Bannix entered into a Securities Purchase Agreements (the “July 2025 SPAs”) with two unaffiliated accredited investors (“July 2025 Lenders”), pursuant to which Bannix issued promissory notes (the “July 2025 Notes”) to the July 2025 Lenders in the aggregate principal amount of $354,200, which includes an aggregate original issue discount of $46,200, for a purchase price of $308,000. The July 2025 Notes bear interest at a one-time charge of 12% applied on the issuance date, mature on May 15, 2026, and is repayable in five monthly payments commencing January 15, 2026. The July 2025 Notes are convertible into shares of Bannix’s common stock, par value $0.01 per share (the “Common Stock”), solely upon an event of default, at a conversion price equal to 75% of the lowest trading price during the ten trading days prior to conversion. Bannix also entered into an irrevocable transfer agent instructions letter with its transfer agent in connection with the July 2025 Notes. The proceeds from the issuances of the July 2025 Notes will be used for general working capital purposes. The July 2025 Lenders have piggyback registration rights and have agreed not to engage in short sales of Bannix’s common stock during the term of the July 2025 Notes. The July 2025 Notes include customary representations, warranties, covenants, and default provisions. Bannix may prepay the July 2025 Notes within the first 180 days.

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

Policies

On July 16, 2025, the Board of Directors of Bannix adopted the following policies:

●	A Policy on Granting Equity Awards, which establishes procedures for granting equity awards under Bannix’s equity compensation plans, including authority, timing, and error correction processes.

●	A Code of Ethics, which sets forth standards of conduct for Bannix’s associates, including honesty, avoidance of conflicts of interest, compliance with laws, and proper accounting practices.

●	An Insider Trading Policy, which prohibits insider trading, defines material non-public information, establishes blackout periods, and imposes additional restrictions on certain personnel.

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

Standby Equity Purchase Agreement

On July 25, 2025, Bannix entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Investor”) pursuant to which Bannix has the right to sell to Investor up to $50 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA, from time to time during the term of the SEPA.

Upon the satisfaction of the conditions to Investor’s purchase obligation set forth in the SEPA, including having a registration statement registering the resale of the shares of common stock issuable under the SEPA declared effective by the SEC, Bannix will have the right, but not the obligation, from time to time at its discretion until the SEPA is terminated to direct Investor to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to Investor (“Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

The shares of common stock purchased pursuant to an Advance delivered by Bannix will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of common stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by Bannix in the Advance Notice or there is no VWAP on the subject trading day. Bannix may establish a minimum acceptable price in each Advance Notice below which Bannix will not be obligated to make any sales to Investor. “VWAP” is defined as the daily volume weighted average price of the shares of common stock for such trading day on the Nasdaq Stock Market during regular trading hours as reported by Bloomberg L.P.

In connection with the SEPA, and subject to the condition set forth therein, Investor has agreed to advance to Bannix in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $5.0 million (the “Pre-Paid Advance”). The first Pre-Paid Advance was disbursed on July 25, 2025 with respect to $3.0 million and the balance of $2.0 million will be disbursed upon the registration statement registering the resale of the shares of common stock issuable under the SEPA being declared effective. The purchase price for the Pre-Paid Advance is 94% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date will be 12-months after the closing of each tranche of the Pre-Paid Advance. Investor may convert the Convertible Notes into shares of Bannix’s common stock at a conversion price equal to the lower of $10.00 or 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $1.00 (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and Bannix shall pay to Investor the principal and interest due thereunder. In no event shall Investor be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Investor and its affiliates would exceed 4.99% of the outstanding shares of the common stock of Bannix. If any time on or after the issuance of the Convertible Notes (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (“Floor Price Trigger”), or (ii) Bannix has issued in excess of 99% of the shares of common stock available under the Exchange Cap, where applicable ( “Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”)), then Bannix shall make monthly payments to Investor beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $750,000 plus an 5.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event Bannix has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”).

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

Bannix will control the timing and amount of any sales of shares of common stock to Investor, except with respect to Investor Advances. Actual sales of shares of common stock to Investor as an Advance under the SEPA will depend on a variety of factors to be determined by Bannix from time to time, which may include, among other things, market conditions, the trading price of Bannix’s common stock and determinations by Bannix as to the appropriate sources of funding for our business and operations.

The SEPA will automatically terminate on the earliest to occur of (i) the 24-month anniversary of the date of the SEPA or (ii) the date on which Investor shall have made payment of Advances pursuant to the SEPA for shares of common stock equal to $50,000,000. We have the right to terminate the SEPA at no cost or penalty upon five (5) trading days’ prior written notice to Investor, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and Bannix has paid all amounts owed to Investor pursuant to the Convertible Notes. Bannix and Investor may also agree to terminate the SEPA by mutual written consent. Neither Bannix nor Investor may assign or transfer our respective rights and obligations under the SEPA, and no provision of the SEPA may be modified or waived by us or Investor other than by an instrument in writing signed by both parties.

As consideration for Investor’s commitment to purchase the shares of common stock pursuant the SEPA, Bannix paid Investor, (i) a structuring fee in the amount of $35,000 and (ii) 200,000 shares of common stock as an equity fee. Further, Bannix is required to pay Investor a commitment fee of $500,000 of which $250,000 shall be due and payable on the earlier of the effective date of the initial registration statement, or 60 days following the date hereof and the remaining $250,000 shall be due and payable on the date that is 90 days following the initial due date to be paid by the issuance of such number of common shares that is equal to the applicable portion of the commitment fee divided by the average of the daily VWAPs of the common shares during the three trading days immediately prior to the applicable due date.

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

The net proceeds under the SEPA to Bannix will depend on the frequency and prices at which Bannix sells its shares of common stock to Investor. Bannix expects that any proceeds received from such sales to Investor will be used for working capital and general corporate purposes.

Omnibus Equity Incentive Plan

On August 5, 2025, the Board of Directors (the “Board”) of Bannix adopted Bannix’s 2025 Omnibus Equity Incentive Plan (the “Plan”), which authorizes the issuance of up to 7,000,000 shares of Bannix’s common stock, par value $0.01 per share (the “Common Stock”). The Plan is subject to approval by Bannix’s shareholders within twelve (12) months of the Board’s adoption date. If shareholder approval is obtained, the Plan will become effective as of August 5, 2025. The Plan provides for the grant of various equity-based awards, including non-qualified stock options, incentive stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance unit awards, unrestricted stock awards, distribution equivalent rights, or any combination thereof. The Plan is intended to assist Bannix in attracting, retaining, and incentivizing key management employees, directors, and consultants, and to align their interests with those of Bannix’s shareholders.

Executive’s Employment Agreements

On August 6, 2025, Bannix entered into employment agreements (each, an “Employment Agreement”) with Douglas Davis, as Executive Chairman, Noam Kenig, as Chief Executive Officer, and Danny Rittman, as Chief Technology Officer (collectively, the “Executives”). Each Employment Agreement has an initial term of three (3) years, commencing on August 6, 2025, and is subject to automatic one-year renewals thereafter unless terminated by either party with at least thirty (30) days’ prior written notice.

Under the Employment Agreements:

●	Mr. Davis and Mr. Kenig will each receive an initial base salary of $150,000 per year, increasing to $300,000 upon Bannix achieving $3,000,000 in revenue during any ninety (90)-day period, and further increasing to $600,000 upon achieving $6,000,000 in revenue during any ninety (90)-day period, with subsequent adjustments to fair market rates.

●	Mr. Rittman will receive an initial base salary of $120,000 per year, increasing to $240,000 upon Bannix achieving $3,000,000 in revenue during any ninety (90)-day period, and further increasing to $360,000 upon achieving $6,000,000 in revenue during any ninety (90)-day period, with subsequent adjustments to fair market rates.

●	Mr. Davis and Mr. Kenig are each eligible for an annual performance bonus targeted at 2% of Bannix’s net income as reflected in its financial statements filed with the Securities and Exchange Commission (the “SEC”).

●	Each Executive is eligible for four (4) weeks of paid vacation per year, participation in Bannix’s benefit plans (including medical, dental, vision, disability, life insurance, and 401(k) plans), and reimbursement of reasonable business expenses.

●	In the event of termination without cause or resignation for good reason, each Executive is entitled to severance equal to the greater of $600,000 or two (2) times their then-current base salary, payable within six (6) months of termination, subject to execution of a general release.

●	Upon a change in control followed by termination within three (3) months, all outstanding equity awards vest immediately, and severance becomes payable.

●	Each Employment Agreement includes standard provisions for termination for cause, death, disability, or without good reason, with limited payments in such cases.

Additionally, as a condition to entering into the Employment Agreements, each Executive entered into a Proprietary & Confidential Information, Inventions Assignment, Non-Solicitation and Non-Competition Agreement and a Mutual Agreement to Arbitrate with Bannix.

Additionally, pursuant to the Employment Agreements and under the Plan (subject to shareholder approval thereof), Bannix granted nonstatutory stock options (each, an “Option”) to the Executives as follows:

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

Shares to Vendor

At June 30, 2025, Bannix owed a vendor $87,500 for services rendered. On July 28, 2025, Bannix and the vendor agreed to satisfy the outstanding balance with Bannix issuing 22,500 VisionWave Holdings’ Common Shares to the vendor.

Joint Venture

On August 25, 2025, Bannix entered into a Strategic Joint Venture Agreement (the “AIPHEX Agreement”) with AIPHEX LTD (“AIPHEX”), GBT Tokenize Corp. (“TOKENIZE”), and GBT Technologies, Inc. (“GBT”). Pursuant to the AIPHEX Agreement, the parties agreed to form a joint venture limited liability company in the State of Nevada (the “JV LLC”) for the purpose of collaborating on certain designated defense and technology projects (the “Designated Projects and Background IP”).

Employment Agreements

On September 2, 2025, Bannix entered into employment agreements (each, an “Employment Agreement”) with Elad Shoval, as Chief Revenue Officer, David Allon, as Chief Operating Officer, and Jaz Williman, as Senior Systems Engineer – UGV (collectively, the “Executives”). Each Employment Agreement has an initial term of three (3) years, commencing on September 2, 2025, and is subject to automatic one-year renewals thereafter unless terminated by either party with at least thirty (30) days’ prior written notice.

Memorandum of Understanding

On September 2, 2025, Bannix entered into a Memorandum of Understanding (the “MoU”) with VEDA Aeronautics Private Limited (“VEDA”), a company incorporated under the Companies Act, 2013, of India.

Pursuant to the MoU, Bannix and VEDA intend to collaborate on several Indian Ministry of Defense (“MoD”) procurement programs (the “Programs”), including but not limited to: (a) Drone Kill System (Make-2) – interceptor drone development; (b) ALTV (New Generation Light Tank) – 357 tanks, with Company subsystems proposed as onboard modules; (c) FRCV (Main Battle Tank Program) – 1,770 main battle tanks; and (d) T72/T90 Retrofit Program for tanks. Under the MoU, VEDA has invited Bannix to supply and develop core subsystems, including counter-UAS systems, tactical drones, radar technologies, advance protection systems (APS) systems, sensor fusion technologies, and unmanned platforms for defense and homeland security applications. The parties intend to collaborate in technical proposals, demonstrations, and joint pursuit of contracts for these Programs.

Revision to Board Members

On September 9, 2025, the Board of Directors (the “Board”) of Bannix approved Independent Director Agreements (each, an “Director Agreement”) with Eric Shuss, Chuck Hansen, and Haggai Ravid, pursuant to which each will serve as an independent director of Bannix.

Under the terms of each of the Director Agreements, the independent director will receive:

●	An annual cash retainer of $36,000, payable quarterly, and $10,000 per annum for serving as the audit committee chair, $5,000 for compensation committee chair and the governance committee chair;
●	Reimbursement for reasonable expenses incurred in connection with Board service; and
●	An annual equity grant under Bannix’s 2024 Omnibus Equity Incentive Plan (the “Plan”) with a grant date fair value of $60,000, consisting of restricted stock vesting in full after one year of service.

As a result of the above, Bannix issued 5,245 shares of common stock to Messrs Shuss, Hansen and Ravid for their service in 2025. The Director Agreements also include standard provisions regarding indemnification, confidentiality, and compliance with applicable laws and Company policies. Each Director Agreement has an initial term of one year, subject to renewal upon mutual agreement or election at the annual stockholder meeting.

Further, as compensation for his service as a director prior to the Business Combination with Bannix Acquisition Corp. (“Bannix”), Bannix entered into Compensation Agreements (each, a “Compensation Agreement”) with Mr. Shuss and two other former directors who served as an independent director on the Board of Directors of Bannix from October 2022 until July 2025. Pursuant to the Compensation Agreement, effective as of September 9, 2025, Mr. Shuss will receive a one-time lump sum compensation of $150,000, payable in cash, fully vested shares of Bannix’s common stock issued under Bannix’s Plan, or a combination thereof, at Mr. Shuss’ election. If shares are elected, the number of shares will be determined by dividing the elected portion by the closing price of Bannix’s common stock on the NASDAQ Stock Market immediately prior to the effective date of the Compensation Agreement. Mr. Shuss has elected to receive 6,556 shares of common stock using a closing price of $11.44 as of September 8, 2025. The shares will be fully vested upon issuance but subject to resale restrictions under Rule 144 of the Securities Act of 1933, as amended. Payment or issuance will occur within 10 business days after the election (or default to cash if no election is made within 10 business days).

Standby Equity Purchase Agreement

On September 11, 2025, Bannix entered into a letter agreement (the “Letter Agreement”) with YA II PN, Ltd., a Cayman Islands exempt limited partnership (the “Investor”), pursuant to the Standby Equity Purchase Agreement, dated as of July 25, 2025 (as may be amended, amended and restated, extended, supplemented or otherwise modified in writing from time to time, the “SEPA”), between Bannix and the Investor.

Pursuant to the Letter Agreement, the Investor advanced the second tranche of the Pre-Paid Advance in a principal amount of $2,000,000 (the “Second Pre-Paid Advance”) on September 11, 2025, in connection with the issuance by Bannix of a convertible promissory note in the principal amount of $2,000,000 (the “Second Note”). The Investor waived the condition precedent set forth in the SEPA relating to the effectiveness of a registration statement for the Second Pre-Paid Advance. The purchase price for the Second Note is $1,880,000 (94% of the principal amount, reflecting a 6% discount).

In addition, pursuant to the Letter Agreement, the Investor agreed to fund an additional $2,000,000 in principal amount (the “Additional Advance”) under the terms of a new convertible promissory note in the principal amount of $2,000,000 (the “New Note” and, together with the Second Note, the “Additional Notes”) upon the effectiveness of the registration statement filed by Bannix on August 29, 2025, in connection with the SEPA (the “Registration Statement”). The purchase price for the New Note will be $1,880,000 (94% of the principal amount, reflecting a 6% discount). Bannix acknowledged in the Letter Agreement that it is not required to modify, amend, or supplement the existing Registration Statement to include any shares underlying the New Note, and, other than as may be set forth in the New Note, Bannix is not obligated to file a new registration statement relating to such shares.

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

If an Amortization Event occurs (defined as a Floor Price Event, Exchange Cap Event, or Registration Event, as set forth in the Second Note), Bannix must make monthly cash payments beginning on the 10th trading day after the Amortization Event Date and continuing on the same day of each successive calendar month until the entire outstanding principal amount is repaid. Each monthly payment equals the sum of (i) $750,000 of principal (or the outstanding principal if less), (ii) a 7% payment premium on such principal amount, and (iii) accrued and unpaid interest. The obligation to make such payments ceases if the Amortization Event is cured.

Bannix may, at its option, redeem early a portion or all amounts outstanding under the Second Note by providing written notice to the Investor, provided the VWAP of the common stock was less than the fixed conversion price on the notice date (unless otherwise agreed). The redemption amount includes the principal being redeemed, a 5% redemption premium, and accrued interest. The Investor has 10 trading days to elect to convert any portion of the Second Note before redemption.

The Second Note is convertible at any time into shares of Bannix’s common stock, par value $0.01 per share (the “Common Stock”), at the lower of (i) $10.00 per share (the “Fixed Price”) or (ii) 93% of the lowest daily VWAP during the 5 consecutive trading days immediately preceding the conversion date (the “Variable Price”), but not lower than the floor price of $1.00 per share (adjustable downwards to 20% of the average VWAP for the five trading days prior to the earlier of the Registration Statement effectiveness or the six-month anniversary of the SEPA date, or further reduced by Bannix). The Fixed Price resets downwards on the 30-day anniversary of a merger transaction to the average VWAP for the five trading days prior. Conversions are subject to a 4.99% beneficial ownership limitation and the Exchange Cap (19.99% of outstanding shares without stockholder approval).

The Second Note includes customary events of default, representations, warranties, covenants, and indemnification provisions. Upon an event of default, the Investor may accelerate the note or convert at the conversion price. Bannix may not engage in variable rate transactions while the Second Note is outstanding, subject to exceptions.

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

Beginning on the three-month anniversary of the issuance date and continuing monthly, Bannix must repay $200,000 of principal (or the outstanding principal if less), plus a 7% payment premium and accrued interest (the “Installment Amount”). Bannix may pay the Installment Amount in cash or by submitting Advance Notices under the SEPA (with proceeds offsetting the Installment Amount). Any Advance Notice while the New Note is outstanding is treated as repayment first.

Bannix may, at its option, redeem early a portion or all amounts outstanding under the New Note by providing written notice to the Investor, provided the VWAP of the Common Stock was less than the conversion price on the notice date (unless otherwise agreed). The redemption amount includes the principal being redeemed, a 5% redemption premium, and accrued interest. The Investor has 10 trading days to elect to convert any portion of the New Note before redemption.

The New Note is convertible at any time into shares of Common Stock at $12.00 per share, subject to adjustments for stock splits, combinations, reclassifications, and dilutive issuances below the conversion price (with certain exclusions). Conversions are subject to a 4.99% beneficial ownership limitation.

The New Note includes customary events of default, representations, warranties, covenants, and indemnification provisions. Upon an event of default, the Investor may accelerate the note or convert at the conversion price. Bannix may not engage in variable rate transactions while the New Note is outstanding, subject to exceptions.

Additional Covenants in the Letter Agreement

Pursuant to the Letter Agreement, Bannix granted the Investor a right of first refusal for 12 months following September 11, 2025, with respect to any financing transaction involving the issuance or sale of securities (including debt, equity, equity-linked securities, notes, or debentures, but excluding ATM offerings at prevailing market prices). Bannix must provide written notice of any such proposed transaction, and the Investor has 10 business days to elect to participate. If the Investor declines, Bannix may proceed with a third party on terms no more beneficial than those offered to the Investor, within 60 days.

Consulting Agreement

On September 26, 2025, Bannix entered into a Consulting Agreement (the “CTMG Agreement”) with Crypto Treasury Management Group, LLC (“CTMG”), pursuant to which CTMG will provide advisory and strategic services to assist Bannix in establishing a digital asset treasury reserve. The services include, among other things, developing a crypto treasury strategy, recommending custodians, designing staking protocols (if applicable), assisting with capital formation in collaboration with a licensed securities underwriter, and supporting regulatory and tax compliance efforts.

The CTMG Agreement has an initial term of two years, subject to earlier termination under certain conditions, including for convenience with 60 days’ notice or for material breach. In consideration for the services, Bannix has agreed to pay CTMG: (i) a retainer fee of $50,000 upon signing, which was pre-paid as an advance on September 24, 2025, with an additional $50,000 due upon execution of binding definitive agreements related to the crypto treasury transaction; (ii) a success fee of 17 Bitcoin (or cash equivalent) upon successful deployment of at least $20 million into crypto assets for Bannix’s treasury; and (iii) 250,000 shares of Bannix’s common stock upon closing of the crypto treasury transaction, subject to SEC Rule 144 restrictions and inclusion in future registration statements where applicable. Bannix will also reimburse CTMG for pre-approved reasonable expenses.

The CTMG Agreement contemplates a potential capital formation structure of up to $300 million, with allocations into crypto assets such as Bitcoin and Solana, subject to Bannix’s approval and market conditions; however, there can be no assurance that the transaction will close or that it will be consummated on the anticipated terms or at all. In the event this strategy is successfully implemented, which is not guaranteed and depends on various factors including management’s ability to execute effectively, Bannix has committed to staking a minimum of 70% of its crypto treasury assets for at least two years, although such implementation may face challenges or fail to achieve expected outcomes due to market volatility, regulatory changes, or other risks. CTMG will not act as a broker-dealer or engage in activities requiring such registration. Bannix, in an effort to replace its current financing structure, intends to structure the transaction and use the non-staked portion as funding for its defense business and potentially leverage the stakeable portion for M&A activity in the defense arena, though these intentions are forward-looking and subject to uncertainties that could prevent or alter their realization.

The CTMG Agreement includes standard provisions regarding confidentiality, non-circumvention, independent contractor status, compliance with laws (including securities, AML/KYC, and tax regulations), warranties, indemnification, limitation of liability, and governing law (Delaware).

The proposed adoption of a crypto reserve strategy, including the establishment of a digital asset treasury as contemplated in the Agreement will only be implemented upon obtaining regulatory approval, if any, from relevant authorities, including compliance with Nasdaq listing requirements. Additionally, the implementation of the crypto reserve strategy may require shareholder approval to the extent such approval is deemed necessary by Bannix’s board of directors or required by regulatory bodies. Bannix will ensure all necessary approvals are obtained prior to the execution of the crypto reserve strategy and will provide further updates as required by law.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed as Exhibit 10.1 to the Form 8-K filed with the SEC on September 30, 2025.

VISIONWAVE HOLDINGS, INC. (PREDECESSOR)

 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
Assets
Total Current Assets	$—	$—

Total Assets	$—	$—

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$33,556	$—
Due to related parties	47,556	6,056
Total Current Liabilities	81,112	6,056

Total Liabilities	81,112	6,056

Commitments and Contingencies

Stockholder’s Deficit
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1 share	—	—
Additional paid-in capital	—	—
Accumulated deficit	(81,112)	(6,056)
Total Stockholders’ Deficit	(81,112)	(6,056)
Total Liabilities Stockholder’s Deficit	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC. (PREDECESSOR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Operating costs	$14,803	$75,056
Loss from operations	(14,803)	(75,056)

Net loss	$(14,803)	$(75,506)

Basic and diluted weighted average shares outstanding	1	1
Basic and diluted net loss per share	$(14,803)	$(75,056)

VisionWave Holdings, Inc. was formed on September 24, 2024, No comparative financial information is available.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 VISIONWAVE HOLDINGS, INC. (PREDECESSOR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Common stock
	Share	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholder’s Deficit
Balance as of January 1, 2025	1	$—	$—	$(6,056)	$—	$(6,056)
Net loss	—	—	—	(60,253)	—	(60,253)
Balance as of March 31, 2025	1	$—	$—	$(66,309)	$—	$(66,309)
Net loss	—	—	—	(14,803)	—	(14,803)
Balance as of June 30, 2025	1	$—	$—	$(81,112)	$—	$(81,112)

VisionWave Holdings, Inc. was formed on September 24, 2024, No comparative financial information is available.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC. (PREDECESSOR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2025
Cash flows from Operating Activities:
Net loss	$(75,056)
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	33,556
Due to related parties, net	(3,000)
Net cash used in operating activities	(44,500)

Cash flows from Financing Activities:
Advances from affiliated related parties	44,500
Net cash used in financing activities	(44,500)

Net change in cash	—
Cash, beginning of the period	—
Cash, end of the period	$—

VisionWave Holdings, Inc. was formed on September 24, 2024, No comparative financial information is available.

The accompanying notes are an integral part of these unaudited condensed financial statements.

VISIONWAVE HOLDINGS, INC. (PREDECESSOR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Note 1—Organization and Business Operations

Organization and General

Description of Business

VisionWave Holdings, Inc. (predecessor) (“VWH predecessor”) was incorporated in Delaware on September 3, 2024, and VWH predecessor’s registered office is at 108 W. 13th Street, Suite 100, City of Wilmington, Delaware. VWH predecessor was formed as a wholly- owned subsidiary of Bannix.

VWH predecessor has selected September 30 as its fiscal year end. However, VWH predecessor used December 31 as the fiscal year in the unaudited condensed consolidated financial statements.

BNIX Merger Sub, Inc. (“Parent Merger Sub”) was incorporated in Delaware on September 3, 2024, and Parent Merger Sub’s registered office is at 108 W. 13th Street, Suite 100, City of Wilmington, Delaware. Parent Merger Sub was formed as a wholly- owned subsidiary of VWH predecessor.

BNIX VW Merger Sub, Inc. (“Company Merger Sub”) was incorporated in Nevada on September 4, 2024, and Company Merger Sub’s registered office is at 701 S. Carson Street, Suite 200, Carson City, Nevada 89701. Company Merger Sub was formed as a wholly-owned subsidiary of VWH predecessor.

Proposed Business Combination

On September 6, 2024, Bannix entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Bannix, VWH predecessor, BNIX Merger Sub, Inc. (“Parent Merger Sub”), a Delaware corporation and a direct, wholly owned subsidiary of VWH predecessor, BNIX VW Merger Sub, Inc. (“Company Merger Sub”), a Nevada corporation and direct, wholly owned subsidiary of VWH predecessor, and VisionWave Technologies, Inc., a Nevada corporation (“Target”). The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Bannix, VWH predecessor, Parent Merger Sub, Company Merger Sub, and Target.

The Business Combination was expected to close before June 30, 2025, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Bannix and Target.

Liquidity, Capital Resources and Going Concern

VWH predecessor was formed for the purpose of consummating a Business Combination and is not anticipated to exist upon consummation of the Merger Agreement.

The parent company, Bannix, is within 12 months of its mandatory liquidation date as of June 30, 2025. In connection with VWH predecessor’s assessment of going concern considerations, VWH predecessor had a temporarily extended deadline date beyond the June 14, 2025 Deadline Date to consummate a Business Combination. VWH predecessor closed on its proposed Business Combination on July 14, 2025 alleviating the mandatory liquidation requirement.

In connection with preparing the financial statements for the three and six months ended June 30, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about VWH predecessor’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued.

As of June 30, 2025, VWH predecessor had no cash, a working capital deficit of $81,112 and no sources of funding other than funds that may be obtained from related parties.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

VWH predecessor evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

On April 8, 2025, with an effective date of March 31, 2025, Bannix, together with VWH predecessor, entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of the VisionWave Technologies, Inc. And on October 3, 2025, the Funding Support Agreement was revised such that VWH predecessor was included as the primary party to the Funding Support Agreement. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to Bannix, sufficient to fund working capital needs for a period not less than twelve (12) months from the date of release/issuance of the financial statement.

The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the applicable entity’s Board of Directors, and only to the extent such repayment would not impair VWH predecessor’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the financial statement.

Management has determined that the agreement with Stanley Hills and closing of the business combination elevated the risk about VWH predecessor’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

The merger closing triggered substantial, actionable, and committed below funding access:

●Investor A is actively pushing to draw $2 million immediately and has committed to a $50 million equity line.

●Investor B has offered VWH predecessor $2 million in $300K tranches, and is likewise eager for us to proceed post-closing.

●Investor C is to finalize their $18 million ELOC and a $5 million pre-paid advance.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of VWH predecessor are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America for interim financial information (“US GAAP”) and pursuant to Rule 8-03 of Regulation S-X promulgated by the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected through September 30, 2025.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with VWH predecessor’s audited consolidated financial statements and notes thereto for the period from September 3, 2024 (inception) through September 30, 2024. The balance sheet as of June 30, 2025 contained herein has been derived from the audited financial statements as of September 30, 2024, but does not include all disclosures required by U.S. GAAP.

VWH predecessor incorporated on September 3, 2024, therefore no prior year comparative amounts are available for the statement of operations, statement of stockholder’s deficit and statement of cash flows.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of VWH predecessor and its wholly-owned subsidiaries, BNIX Merger Sub, Inc., and BNIX VW Merger Sub, Inc. All intercompany transactions have been eliminated.

Segment Reporting

VWH predecessor complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. VWH predecessor adopted ASU 2023- 07 on October 1, 2024. The amendments were applied retrospectively to all prior periods presented in the financial statements (see Note 6).

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires VWH predecessor’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. VWH predecessor adopted ASU 2023-07 on October 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 has not had a material impact on VWH predecessor’s unaudited condensed consolidated financial statements and disclosures.

VWH predecessor has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it.

VWH predecessor does not expect the adoption of any recently issued pronouncements to have a material impact on its results of operations or financial position.

NOTE 3 — RELATED PARTY TRANSACTIONS

On April 8, 2025, and made effective as of March 31, 2025, VWH predecessor entered into a funding agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of VW Technologies, Inc., whereby Stanley Hills has agreed to fund VWH predecessor’s working capital needs for a period of not less than twelve (12) months from March 31, 2025. This agreement is non-interest bearing, and repayable only at such time as determined by the respective Company’s Board of Directors in its sole discretion, and only to the extent such repayment would not impair VWH predecessor’s liquidity or going concern status.

The sponsor of the Bannix, Instant Fame LLC, a Nevada limited liability company (“Instant”) and Stanley Hills have paid expenses on behalf of VWH predecessor and VWH predecessor’s subsidiaries, and are expected to continue to pay other costs in the future. As of June 30, 2025 and December 31, 2024, VWH predecessor owes related parties $47,556 and $6,056, respectively. Instant or related parties are expected to pay the accrued expenses of VWH predecessor when they come due.

NOTE 4 — STOCKHOLDER’S DEFICIT

Common stock

VWH predecessor is authorized to issue 1,000 shares of common stock with a par value of $0.01 each. As of March 31, 2025 and September 30, 2024 there was one share of common stock issued and outstanding. Each share of common stock entitles the holder to one vote.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In September 2025, a shareholder filed a lawsuit against VWH predecessor seeking from court a declaration that it is not an affiliate of VWH predecessor. VWH predecessor is contesting the shareholder’s position. At each reporting date, VWH predecessor evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. At this phase VWH predecessor cannot estimate the results of said litigation. VWH predecessor expenses as incurred the costs related to such legal proceedings.

NOTE 6—SEGMENT INFORMATION

ASC Topic 280 establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by VWH predecessor’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

VWH predecessor’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the consolidated operating results for VWH predecessor as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that VWH predecessor only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. When evaluating VWH predecessor’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which include the following:

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2025	2025
Operating costs	$14,803	$75,056

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

NOTE 7 — SUBSEQUENT EVENTS

VWH predecessor evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed consolidated financial statements are issued (October 31, 2025). VWH predecessor did not identify any subsequent events that would have required adjustment or disclosure in these unaudited condensed consolidated financial statements, other than below.

On April 9, 2025, VWH predecessor entered into a non-exclusive placement agent engagement agreement (the “Engagement Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which Maxim will act as VWH predecessor’s non-exclusive placement agent in connection with a potential private placement of up to $10 million of equity or equity-linked securities (the “Offering”). The Offering is expected to be conducted on a “commercially reasonable efforts” basis, and there is no assurance that the Offering will be completed, or that any definitive agreements with investors will be entered into. Under the terms of the Engagement Agreement, VWH predecessor retains full discretion to accept or reject any investment proposals and will determine the final terms and structure of the Offering, subject to market conditions and investor interest. Maxim will be entitled to a cash placement fee equal to seven percent (7.0%) of the gross proceeds received by VWH predecessor from any investor introduced by Maxim and listed in exhibit to the Engagement Agreement. In addition, VWH predecessor agreed to reimburse Maxim for up to $25,000 in out-of-pocket expenses incurred in connection with the engagement, subject to certain conditions and prior approvals.

The Engagement Agreement also includes customary confidentiality, indemnification, and contribution provisions, as well as a limited right of first refusal. Specifically, for a period of nine (9) months following the final closing of the Offering, Maxim shall have the right to act as sole managing underwriter or sole placement agent for any subsequent public or private offerings of equity, equity-linked, or debt securities of VWH predecessor, subject to Maxim matching the material terms offered by any third party. VWH predecessor has not yet launched the Offering, and no securities have been issued as of the date of this filing. The terms of the Offering will be subject to further negotiation, execution of definitive agreements with investors, satisfaction of customary closing conditions, and successful completion of Maxim’s due diligence.

There can be no assurance that VWH predecessor will consummate the Offering or receive any proceeds from it. Any securities that may be issued in connection with the Offering will be offered and sold in reliance upon exemptions from registration under the Securities Act of 1933, as amended, and applicable state securities laws.

On April 18, 2025, VWH predecessor filed Form S-4/A with the SEC related to VWH predecessor’s proposed Business Combination as discussed in Note 1.

On May 5, 2025, the Securities and Exchange Commission (“SEC”) declared VWH predecessor’s registration statement filed with the SEC on April 18, 2025 to be effective.

Board of Directors

On September 9, 2025, the Board of Directors (the “Board”) of VWH predecessor approved Independent Director Agreements (each, an “Agreement”) with Eric Shuss, Chuck Hansen, and Haggai Ravid, pursuant to which each will serve as an independent director of VWH predecessor.

Under the terms of each Agreement, the independent director will receive:

●	An annual cash retainer of $36,000, payable quarterly, and $10,000 per annum for serving as the audit committee chair, $5,000 for compensation committee chair and the governance committee chair;
●	Reimbursement for reasonable expenses incurred in connection with Board service; and
●	An annual equity grant under VWH predecessor’s 2024 Omnibus Equity Incentive Plan (the “Plan”) with a grant date fair value of $60,000, consisting of restricted stock vesting in full after one year of service.

As a result of the above, VWH predecessor will issue 5,245 shares of common stock to Messrs Shuss, Hansen and Ravid for their service in 2025.

Further, as compensation for his service as a director prior to the Business Combination with Bannix Acquisition Corp. (“Bannix”), VWH predecessor entered into Compensation Agreements (each, a “Compensation Agreement”) with Mr. Shuss and two other former directors who served as an independent director on the Board of Directors of Bannix from October 2022 until July 2025. Pursuant to the Compensation Agreement, effective as of September 9, 2025, Mr. Shuss will receive a one-time lump sum compensation of $150,000, payable in cash, fully vested shares of VWH predecessor’s common stock issued under VWH predecessor’s Plan, or a combination thereof, at Mr. Shuss’ election. If shares are elected, the number of shares will be determined by dividing the elected portion by the closing price of VWH predecessor’s common stock on the NASDAQ Stock Market immediately prior to the effective date of the Compensation Agreement. Mr. Shuss has elected to receive 6,556 shares of common stock using a closing price of $11.44 as of September 8, 2025. The shares will be fully vested upon issuance but subject to resale restrictions under Rule 144 of the Securities Act of 1933, as amended. Payment or issuance will occur within 10 business days after the election (or default to cash if no election is made within 10 business days).

Financing

On September 11, 2025, VWH predecessor entered into a letter agreement (the “Letter Agreement”) with YA II PN, Ltd., a Cayman Islands exempt limited partnership (the “Investor”), pursuant to the Standby Equity Purchase Agreement, dated as of July 25, 2025 (as may be amended, amended and restated, extended, supplemented or otherwise modified in writing from time to time, the “SEPA”), between VWH predecessor and the Investor.

Pursuant to the Letter Agreement, the Investor advanced the second tranche of the Pre-Paid Advance in a principal amount of $2,000,000 (the “Second Pre-Paid Advance”) on September 11, 2025, in connection with the issuance by VWH predecessor of a convertible promissory note in the principal amount of $2,000,000 (the “Second Note”). The Investor waived the condition precedent set forth in the SEPA relating to the effectiveness of a registration statement for the Second Pre-Paid Advance. The purchase price for the Second Note is $1,880,000 (94% of the principal amount, reflecting a 6% discount).

In addition, pursuant to the Letter Agreement, the Investor agreed to fund an additional $2,000,000 in principal amount (the “Additional Advance”) under the terms of a new convertible promissory note in the principal amount of $2,000,000 (the “New Note” and, together with the Second Note, the “Additional Notes”) upon the effectiveness of the registration statement filed by VWH predecessor on August 29, 2025, in connection with the SEPA (the “Registration Statement”). The purchase price for the New Note will be $1,880,000 (94% of the principal amount, reflecting a 6% discount). VWH predecessor acknowledged in the Letter Agreement that it is not required to modify, amend, or supplement the existing Registration Statement to include any shares underlying the New Note, and, other than as may be set forth in the New Note, VWH predecessor is not obligated to file a new registration statement relating to such shares.

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

If an Amortization Event occurs (defined as a Floor Price Event, Exchange Cap Event, or Registration Event, as set forth in the Second Note), VWH predecessor must make monthly cash payments beginning on the 10th trading day after the Amortization Event Date and continuing on the same day of each successive calendar month until the entire outstanding principal amount is repaid. Each monthly payment equals the sum of (i) $750,000 of principal (or the outstanding principal if less), (ii) a 7% payment premium on such principal amount, and (iii) accrued and unpaid interest. The obligation to make such payments ceases if the Amortization Event is cured.

VWH predecessor may, at its option, redeem early a portion or all amounts outstanding under the Second Note by providing written notice to the Investor, provided the VWAP of the common stock was less than the fixed conversion price on the notice date (unless otherwise agreed). The redemption amount includes the principal being redeemed, a 5% redemption premium, and accrued interest. The Investor has 10 trading days to elect to convert any portion of the Second Note before redemption.

The Second Note is convertible at any time into shares of VWH predecessor’s common stock, par value $0.01 per share (the “Common Stock”), at the lower of (i) $10.00 per share (the “Fixed Price”) or (ii) 93% of the lowest daily VWAP during the 5 consecutive trading days immediately preceding the conversion date (the “Variable Price”), but not lower than the floor price of $1.00 per share (adjustable downwards to 20% of the average VWAP for the five trading days prior to the earlier of the Registration Statement effectiveness or the six-month anniversary of the SEPA date, or further reduced by VWH predecessor). The Fixed Price resets downwards on the 30-day anniversary of a merger transaction to the average VWAP for the five trading days prior. Conversions are subject to a 4.99% beneficial ownership limitation and the Exchange Cap (19.99% of outstanding shares without stockholder approval).

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

Beginning on the three-month anniversary of the issuance date and continuing monthly, VWH predecessor must repay $200,000 of principal (or the outstanding principal if less), plus a 7% payment premium and accrued interest (the “Installment Amount”). VWH predecessor may pay the Installment Amount in cash or by submitting Advance Notices under the SEPA (with proceeds offsetting the Installment Amount). Any Advance Notice while the New Note is outstanding is treated as repayment first.

VWH predecessor may, at its option, redeem early a portion or all amounts outstanding under the New Note by providing written notice to the Investor, provided the VWAP of the Common Stock was less than the conversion price on the notice date (unless otherwise agreed). The redemption amount includes the principal being redeemed, a 5% redemption premium, and accrued interest. The Investor has 10 trading days to elect to convert any portion of the New Note before redemption.

The New Note is convertible at any time into shares of Common Stock at $12.00 per share, subject to adjustments for stock splits, combinations, reclassifications, and dilutive issuances below the conversion price (with certain exclusions). Conversions are subject to a 4.99% beneficial ownership limitation.

Pursuant to the Letter Agreement, VWH predecessor granted the Investor a right of first refusal for 12 months following September 11, 2025, with respect to any financing transaction involving the issuance or sale of securities (including debt, equity, equity-linked securities, notes, or debentures, but excluding ATM offerings at prevailing market prices). VWH predecessor must provide written notice of any such proposed transaction, and the Investor has 10 business days to elect to participate. If the Investor declines, VWH predecessor may proceed with a third party on terms no more beneficial than those offered to the Investor, within 60 days.

The New Note includes customary events of default, representations, warranties, covenants, and indemnification provisions. Upon an event of default, the Investor may accelerate the note or convert at the conversion price. VWH predecessor may not engage in variable rate transactions while the New Note is outstanding, subject to exceptions.

Consulting Agreement

On September 26, 2025, VWH predecessor finalized and entered into a Consulting Agreement (the “Agreement”) with Crypto Treasury Management Group, LLC (“CTMG”), pursuant to which CTMG will provide advisory and strategic services to assist VWH predecessor in establishing a digital asset treasury reserve. The services include, among other things, developing a crypto treasury strategy, recommending custodians, designing staking protocols (if applicable), assisting with capital formation in collaboration with a licensed securities underwriter, and supporting regulatory and tax compliance efforts.

The Agreement has an initial term of two years, subject to earlier termination under certain conditions, including for convenience with 60 days’ notice or for material breach. In consideration for the services, VWH predecessor has agreed to pay CTMG: (i) a retainer fee of $50,000 upon signing, which was pre-paid as an advance on September 24, 2025, with an additional $50,000 upon execution of binding definitive agreements related to the crypto treasury transaction; (ii) a success fee of 17 Bitcoin (or cash equivalent) upon successful deployment of at least $20 million into crypto assets for VWH predecessor’s treasury; and (iii) 250,000 shares of VWH predecessor’s common stock upon closing of the crypto treasury transaction, subject to SEC Rule 144 restrictions and inclusion in future registration statements where applicable. VWH predecessor will also reimburse CTMG for pre-approved reasonable expenses.

The Agreement contemplates a potential capital formation structure of up to $300 million, with allocations into crypto assets such as Bitcoin and Solana, subject to VWH predecessor’s approval and market conditions; however, there can be no assurance that the transaction will close or that it will be consummated on the anticipated terms or at all. In the event this strategy is successfully implemented, which is not guaranteed and depends on various factors including management’s ability to execute effectively, VWH predecessor has committed to staking a minimum of 70% of its crypto treasury assets for at least two years, although such implementation may face challenges or fail to achieve expected outcomes due to market volatility, regulatory changes, or other risks. CTMG will not act as a broker-dealer or engage in activities requiring such registration. VWH predecessor, in an effort to replace its current financing structure, intends to structure the transaction and use the non-staked portion as funding for its defense business and potentially leverage the stakeable portion for M&A activity in the defense arena, though these intentions are forward-looking and subject to uncertainties that could prevent or alter their realization.

The Agreement includes standard provisions regarding confidentiality, non-circumvention, independent contractor status, compliance with laws (including securities, AML/KYC, and tax regulations), warranties, indemnification, limitation of liability, and governing law (Delaware).

The proposed adoption of a crypto reserve strategy, including the establishment of a digital asset treasury as contemplated in the Agreement will only be implemented upon obtaining regulatory approval, if any, from relevant authorities, including compliance with Nasdaq listing requirements. Additionally, the implementation of the crypto reserve strategy may require shareholder approval to the extent such approval is deemed necessary by VWH predecessor’s board of directors or required by regulatory bodies. VWH predecessor will ensure all necessary approvals are obtained prior to the execution of the crypto reserve strategy and will provide further updates as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to VisionWave Holdings, Inc. (successor) as the successor to Bannix Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

Explanatory Note:

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of VisionWave Holdings Inc. for the quarter ended June 30, 2025 (the “Original Report”) is being filed solely to include the separate financial statements of VisionWave Holdings Inc. (the accounting acquirer) and Bannix Acquisition Corp. (the legal acquirer) for periods prior to their business combination, as required by Rule 15-01(e) of Regulation S-X.

On July 14, 2025, VisionWave Technologies Inc. (“VW Tech”) completed its business combination with Bannix Acquisition Corp. (“Bannix”) pursuant to a double-dummy merger structure. The business combination, consummated on July 14, 2025, was accounted for as a reverse recapitalization under ASC 805-40. As part of the transaction, both VW Tech and Bannix became wholly owned subsidiaries of a newly formed parent company, VisionWave Holdings Inc. (“the Company”). This Quarterly Report on Form 10-Q is filed by VisionWave Holdings Inc. under its current name and CIK. However, because the business combination closed after the period covered by this report (June 30, 2025), the financial statements and related disclosures presented herein reflect the historical operations of Bannix Acquisition Corp. The operations of VW Tech will be included in the Company’s consolidated financial statements beginning with the Form 10-Q for the quarter ending September 30, 2025.

Except as described above, conforming related references in the Management’s Discussion and Analysis and the Index to Financial Statements, and updating Note 11—Subsequent Events,this Amendment does not modify, update, or amend any other information set forth in the Original Report and does not reflect events occurring after the filing of the Original Report.

Overview

We were a blank check company incorporated on January 21, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

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

Omnibus Equity Incentive Plan

On August 5, 2025, the Board of Directors (the “Board”) of the Company adopted the Company’s 2025 Omnibus Equity Incentive Plan (the “Plan”), which authorizes the issuance of up to 7,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The Plan is subject to approval by ‘s shareholders within twelve (12) months of the Board’s adoption date. If shareholder approval is obtained, the Plan will become effective as of August 5, 2025. The Plan provides for the grant of various equity-based awards, including non-qualified stock options, incentive stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance unit awards, unrestricted stock awards, distribution equivalent rights, or any combination thereof. The Plan is intended to assist the Company in attracting, retaining, and incentivizing key management employees, directors, and consultants, and to align their interests with those of the Company’s shareholders.

Executives’ Employment Agreements

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

Joint Venture

On August 25, 2025, the Company entered into a Strategic Joint Venture Agreement (the “AIPHEX Agreement”) with AIPHEX LTD (“AIPHEX”), GBT Tokenize Corp. (“TOKENIZE”), and GBT Technologies, Inc. (“GBT”). Pursuant to the AIPHEX Agreement, the parties agreed to form a joint venture limited liability company in the State of Nevada (the “JV LLC”) for the purpose of collaborating on certain designated defense and technology projects (the “Designated Projects and Background IP”).

Change in Management

On September 2, 2025, the Company entered into employment agreements (each, an “Employment Agreement”) with Elad Shoval, as Chief Revenue Officer, David Allon, as Chief Operating Officer, and Jaz Williman, as Senior Systems Engineer – UGV (collectively, the “Executives”). Each Employment Agreement has an initial term of three (3) years, commencing on September 2, 2025, and is subject to automatic one-year renewals thereafter unless terminated by either party with at least thirty (30) days’ prior written notice.

Memorandum of Understanding

On September 2, 2025, the Company entered into a Memorandum of Understanding (the “MoU”) with VEDA Aeronautics Private Limited (“VEDA”), a company incorporated under the Companies Act, 2013, of India.

Pursuant to the MoU, the Company and VEDA intend to collaborate on several Indian Ministry of Defense (“MoD”) procurement programs (the “Programs”), including but not limited to: (a) Drone Kill System (Make-2) – interceptor drone development; (b) ALTV (New Generation Light Tank) – 357 tanks, with Company subsystems proposed as onboard modules; (c) FRCV (Main Battle Tank Program) – 1,770 main battle tanks; and (d) T72/T90 Retrofit Program for tanks. Under the MoU, VEDA has invited the Company to supply and develop core subsystems, including counter-UAS systems, tactical drones, radar technologies, advance protection systems (APS) systems, sensor fusion technologies, and unmanned platforms for defense and homeland security applications. The parties intend to collaborate in technical proposals, demonstrations, and joint pursuit of contracts for these Programs.

Revision to Board Members

On September 9, 2025, the Board of Directors (the “Board”) of the Company approved Independent Director Agreements (each, an “Director Agreement”) with Eric Shuss, Chuck Hansen, and Haggai Ravid, pursuant to which each will serve as an independent director of the Company.

Under the terms of each Director Agreement, the independent director will receive:

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

As a result of the above, the Company issued 5,245 shares of common stock to Messrs Shuss, Hansen and Ravid for their service in 2025. The Director Agreements also include standard provisions regarding indemnification, confidentiality, and compliance with applicable laws and Company policies. Each Director Agreement has an initial term of one year, subject to renewal upon mutual agreement or election at the annual stockholder meeting.

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

Standby Equity Purchase Agreement

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

The Second Note includes customary events of default, representations, warranties, covenants, and indemnification provisions. Upon an event of default, the Investor may accelerate the note or convert at the conversion price. The Company may not engage in variable rate transactions while the Second Note is outstanding, subject to exceptions.

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

Additional Covenants in the Letter Agreement

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

Consulting Agreement

On September 26, 2025, the Company entered into a Consulting Agreement (the “CTMG Agreement”) with Crypto Treasury Management Group, LLC (“CTMG”), pursuant to which CTMG will provide advisory and strategic services to assist the Company in establishing a digital asset treasury reserve. The services include, among other things, developing a crypto treasury strategy, recommending custodians, designing staking protocols (if applicable), assisting with capital formation in collaboration with a licensed securities underwriter, and supporting regulatory and tax compliance efforts.

The CTMG Agreement has an initial term of two years, subject to earlier termination under certain conditions, including for convenience with 60 days’ notice or for material breach. In consideration for the services, the Company has agreed to pay CTMG: (i) a retainer fee of $50,000 upon signing, which was pre-paid as an advance on September 24, 2025, with an additional $50,000 due upon execution of binding definitive agreements related to the crypto treasury transaction; (ii) a success fee of 17 Bitcoin (or cash equivalent) upon successful deployment of at least $20 million into crypto assets for the Company’s treasury; and (iii) 250,000 shares of the Company’s common stock upon closing of the crypto treasury transaction, subject to SEC Rule 144 restrictions and inclusion in future registration statements where applicable. The Company will also reimburse CTMG for pre-approved reasonable expenses.

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

The CTMG Agreement includes standard provisions regarding confidentiality, non-circumvention, independent contractor status, compliance with laws (including securities, AML/KYC, and tax regulations), warranties, indemnification, limitation of liability, and governing law (Delaware).

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

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed as Exhibit 10.1 to this Current Report on Form 8-K and incorporated herein by reference.

Results of Operations - VisionWave Holdings, Inc. (Successor)

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

Results of Operations - Bannix Acquisition Corp. (Predecessor)

Bannix’s activity since inception up to June 30, 2025 was in preparation for the initial public offering and since the initial public offering, the search for and efforts towards a suitable business combination. Bannix will not generate any operating revenues until the closing and completion of Bannix’s initial business combination, at the earliest.

For the three months ended June 30, 2025, we had a net loss of $419,491, which consisted of operating costs of $325,822, excise tax interest/penalty of $59,193, income tax interest/penalties of $20,246, unrealized loss from the change in fair value of Private Warrant liability of $19,894 and provision for income taxes of $336 partially offset by interest income on the trust account of $6,000.

For the six months ended June 30, 2025, we had a net loss of $786,703, which consisted of operating costs of $612,939, excise tax interest/penalty of $127,219, income tax interest/penalties of $60,376, unrealized loss from the change in fair value of Private Warrant liability of $13,804 and provision for income taxes of $7,085 partially offset by interest income on the trust account of $34,720.

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

Results of Operations - VisionWave Holdings, Inc. (Predecessor)

VWH predecessor was formed on September 24, 2024 for the purpose of consummating a business combination and is not anticipated to exist upon consummation of the Merger Agreement. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. VWH predecessor has selected September 30 as its fiscal year end. However, VWH predecessor used December 31 as the comparative for the results of operations.

For the three months ended June 30, 2025, we had a net loss of $14,803 which consisted of operating costs.

For the six months ended June 30, 2025, we had a net loss of $75,506 which consisted of operating costs.

Liquidity, Capital Resources, and Going Concern - VisionWave Holdings, Inc. (Successor)

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

Liquidity, Capital Resources, and Going Concern - Bannix Acquisition Corp. (Predecessor)

As of June 30, 2025, Bannix had $885 in cash and a working capital deficit of $6,206,265.

Bannix’s liquidity needs through June 30, 2025, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Former Sponsor and Sponsor and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, Bannix’s Sponsor, an affiliate of the Sponsor, and/or certain of Bannix’s officers and directors may, but are not obligated to, provide Bannix Working Capital Loans. As of June 30, 2025 and December 31, 2024, there were no loans associated with Working Capital Loans. As of June 30, 2025 and December 31, 2024, Bannix owed $2,106,406 and $1,811,700 to the Former Sponsor, the Sponsor, related parties and affiliated related parties, respectively. See Note 6 for further disclosure of Former Sponsor, Sponsor, related parties and affiliated related party loans.

As additional sources of funding, Bannix issued unsecured promissory notes to Evie Autonomous LTD (“Evie”) with a principal amount of $1,003,995 (the “Evie Autonomous Extension Notes”). The Evie Autonomous Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of Bannix’s initial Business Combination, or (b) the date of Bannix’s liquidation. If Bannix does not consummate an initial Business Combination by the Deadline Date, the Evie Autonomous Extension Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On December 26, 2024 and revised on February 4, 2025, April 19, 2025 and May 25, 2025, Bannix entered into several agreements to defer certain transaction costs and obligations associated with its proposed Business Combination until after the closing of the proposed Business Combination. The deferred obligations include:

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

On January 19, 2025, the CEO of Bannix agreed to defer $110,400 of compensation expense due him. These costs would have been payable no later than three (3) months following the closing of the proposed Business Combination. On May 25, 2025, the agreement was modified such that the payable is due only after any Pre-Paid Advance issued in connection with the SEPA is repaid in full, see Note 11.

All deferred payments will be made exclusively from the working capital of the post-closing entity or funds raised following the closing. These deferments provide Bannix with the financial flexibility to focus on completing the transaction while ensuring that all obligations are met within the agreed timeframes.

On April 8, 2025, with an effective date of March 31, 2025, Bannix entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of VisionWave Technologies. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to Bannix, sufficient to fund the working capital needs through August 13, 2026. The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the Board of Directors, and only to the extent such repayment would not impair Bannix’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the financial statement.

Based on the foregoing, management believes that the funds Bannix has available is sufficient to meet its operating needs through the consummation of a Business Combination through the temporarily extended Deadline Date. Over this time period, Bannix will be utilizing the funds available to it to pay existing accounts payable and consummating the proposed Business Combination.

Bannix is within 12 months of its mandatory liquidation date as of June 30, 2025. In connection with Bannix’s assessment of going concern considerations, Bannix had a temporarily extended deadline date beyond the June 14, 2025 Deadline Date to consummate a Business Combination. Bannix closed on its proposed Business Combination on July 14, 2025 alleviating the mandatory liquidation requirement.

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

Cash Flow Analysis

For the six months ended June 30, 2025, cash used in operating activities was $200,822. Net loss of $786,703 was affected by interest income on Trust Account of $34,720, and a loss on the change in the fair value of warrant liability of $13,804. Changes in operating assets and liabilities benefited by $606,797 of cash for operating activities. Cash provided by investing activities was $2,615,453 including $94,099 withdrawn from the Trust Account to pay taxes, $2,573,762 cash withdrawn from trust account in connection with redemptions partially offset by $52,408 of deposits to the Trust Account. Cash used in financing activities was $2,379,000 including $2,573,762 redemption of common stock and $21,000 in repayment of advances to related parties, partially offset by $215,762 of advances from affiliated related parties.

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

Liquidity, Capital Resources, and Going Concern - VisionWave Holdings, Inc. (Predecessor)

VWH predecessor was formed on September 24, 2024 for the purpose of consummating a business combination and is not anticipated to exist upon consummation of the Merger Agreement. VWH predecessor has selected September 30 as its fiscal year end. However, VWH predecessor used December 31 as the comparative for the results of operations.

The parent company, Bannix, is within 12 months of its mandatory liquidation date as of June 30, 2025. In connection with VWH predecessor’s assessment of going concern considerations, VWH predecessor had a temporarily extended deadline date beyond the June 14, 2025 Deadline Date to consummate a Business Combination. Bannix closed on its proposed Business Combination on July 14, 2025 alleviating the mandatory liquidation requirement.

Based on the foregoing, management believes that the funds VWH predecessor has available is sufficient to meet its operating needs through the consummation of a Business Combination through the temporarily extended Deadline Date. Over this time period, VWH predecessor will be utilizing the funds available to it to pay existing accounts payable and consummating the proposed Business Combination.

In connection with preparing the financial statements for the Three and Six months ended June 30, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about VWH predecessor’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued.

As of June 30, 2025, VWH predecessor had no cash, a working capital deficit of $66,309 and no sources of funding other than funds that may be obtained from related parties.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

VWH predecessor evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

On April 8, 2025, with an effective date of March 31, 2025, Bannix, together with VWH predecessor, entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of the VisionWave Technologies, Inc. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to Bannix, sufficient to fund working capital needs for a period not less than twelve (12) months from the date of release/issuance of the financial statement.

The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the applicable entity’s Board of Directors, and only to the extent such repayment would not impair Bannix’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the financial statement.

Management has determined that the agreement with Stanley Hills and closing of the business combination elevated the risk about VWH predecessor’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

The merger closing triggered substantial, actionable, and committed below funding access:

● Investor A is actively pushing to draw $2 million immediately and has committed to a $50 million equity line.

● Investor B has offered the Company $2 million in $300K tranches, and is likewise eager for us to proceed post-closing.

● Investor C is to finalize their $18 million ELOC and a $5 million pre-paid advance.

Cash Flow Analysis

For the six months ended June 30, 2025, cash used in operating activities was $44,500. VWH predecessor had a net loss of $75,056. We benefited by changes in operating assets and liabilities of $30,556. Cash provided by financing activities was $44,500 which was proceeds from related parties.

Critical Accounting Estimates - VisionWave Holdings, Inc. (Successor)

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

Critical Accounting Estimates - Bannix Acquisition Corp. (Predecessor)

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

Fair Value of Warrant Liability

Bannix accounted for the Private Placement Warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the Private Warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, Bannix classified the Private Warrants as a liability at fair value and adjusts them to fair value at each reporting period. This liability is re-measured at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value is recognized in Bannix’s statements of operations. The Public Warrants are classified as equity.

Critical Accounting Estimates - VisionWave Holdings, Inc. (Predecessor)

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

Except as described in the Explanatory Note, conforming related references in the Management’s Discussion and Analysis and the Index to Financial Statements, and updating Note 11—Subsequent Events, this Amendment does not modify, update, or amend any other information set forth in the Original Report and does not reflect events occurring after the filing of the Original Report. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On September 5, 2025, Better Works LLC filed an action in the Supreme Court of the State of New York, New York County, captioned Better Works LLC v. VisionWave Holdings, Inc. and Douglas E. Davis, Index No. 655268/2025. The Summons with Notice asserts claims for breach of contract and seeks (i) a declaratory judgment regarding affiliate status and the applicability or expiration of certain lock-up provisions relating to private-placement units exchanged in connection with the Company’s business combination, (ii) injunctive relief permitting the plaintiff to sell such units, and (iii) monetary damages in an amount to be determined. Service of process addressed to VisionWave’s Delaware registered agent was recorded as received on September 9, 2025. On September 30, 2025, counsel for the Company and Mr. Davis served a demand for the complaint pursuant to CPLR 3012(b), expressly reserving all defenses, including objections to service and personal jurisdiction. As of the date of this Report, no complaint has been served on the defendants. The Company believes the asserted claims are without merit and intends to defend the matter vigorously.

Except as described above, the Company is not a party to any other pending legal proceedings that management believes, individually or in the aggregate, would have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

Executives’ Employment Agreements

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

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Merger Agreement and Plan of Reorganization by and among Bannix Acquisition Corp., VisionWave Holdings, Inc., BNIX Merger Sub, Inc. and BNIX VW Merger Sub, Inc. dated September 6, 2024 (included as Annex A to the proxy statement/prospectus)	Form S-4	333-284472	2.1	April 18, 2025
3.1	Amended and Restated Certificate of Incorporation of VisionWave Holdings Inc.	Form 8-K	001-42741	3.1	July 14, 2025
3.2	Bylaws of VisionWave Holdings Inc.	Form 8-K	001-42741	3.2	July 14, 2025
10.1	VisionWave Holdings Inc. 2024 Incentive Equity Plan	Form 8-K	001-42741	10.1	July 14, 2025
10.2	Standby Equity Purchase Agreement, dated July 25, 2025, between VisionWave Holdings, Inc. and YA II PN, Ltd.	Form 8-K	001-42741	10.1	July 28, 2025
10.3	Form of Convertible Promissory Notes issued to YA II PN, Ltd.	Form 8-K	001-42741	10.2	July 28, 2025
10.4	Registration Rights Agreement, dated July 25, 2025, between VisionWave Holdings, Inc. and YA II PN, Ltd.	Form 8-K	001-42741	10.3	July 28, 2025
10.5	Global Guaranty Agreement by VisionWave Technologies, Inc. in favor of YA II PN, LTD. dated July 25, 2025	Form 8-K	001-42741	10.4	July 28, 2025
10.6	2025 Omnibus Equity Incentive Plan	Form 8-K	001-42741	10.1	August 6, 2025
10.7	Employment Agreement, dated August 6, 2025, by and between the Company and Douglas Davis	Form 8-K	001-42741	10.2	August 6, 2025
10.8	Employment Agreement, dated August 6, 2025, by and between the Company and Noam Kenig	Form 8-K	001-42741	10.3	August 6, 2025
10.9	Employment Agreement, dated August 6, 2025, by and between the Company and Danny Rittman	Form 8-K	001-42741	10.4	August 6, 2025
10.10	Form of Nonstatutory Stock Option Agreement, dated August 6, 2025	Form 8-K	001-42741	10.5	August 6, 2025
10.11	Form of Proprietary & Confidential Information, Inventions Assignment, Non-Solicitation and Non-Competition Agreement	Form 8-K	001-42741	10.6	August 6, 2025
10.12	Form of Mutual Agreement to Arbitrate	Form 8-K	001-42741	10.7	August 6, 2025
10.13	Form of Securities Purchase Agreement dated July 15, 2025	Form 10-Q	001-42741	10.13	August 19, 2025
10.14	Form of Promissory Note dated July 15, 2025	Form 10-Q	001-42741	10.14	August 19, 2025
10.15++	Strategic Joint Venture Agreement, dated August 25, 2025, by and among VisionWave Holdings, Inc., AIPHEX LTD, GBT Tokenize Corp., and GBT Technologies, Inc.	Form 8-K	001-42741	10.1	August 26, 2025
10.16	Employment Agreement, dated September 2, 2025, by and between the Company and Elad Shoval - CRO	Form 8-K	001-42741	10.1	September 3, 2025
10.17	Employment Agreement, dated September 2, 2025, by and between the Company and David Allon - COO	Form 8-K	001-42741	10.2	September 3, 2025
10.18	Employment Agreement, dated September 2, 2025, by and between the Company and Jez Williman - Senior Systems Engineer – UGV	Form 8-K	001-42741	10.3	September 3, 2025
10.19	Form of Nonstatutory Stock Option Agreement	Form 8-K	001-42741	10.4	September 3, 2025
10.20	Memorandum of Understanding, dated September 2, 2025, by and between VisionWave Holdings, Inc. and VEDA Aeronautics Private Limited.	Form 8-K	001-42741	10.1	September 5, 2025
10.21	Letter Agreement, dated September 11, 2025, between VisionWave Holdings, Inc. and YA II PN, Ltd.	Form 8-K	001-42741	10.1	September 12, 2025
10.22	Convertible Promissory Note, dated September 11, 2025, issued by VisionWave Holdings, Inc. to YA II PN, Ltd.	Form 8-K	001-42741	10.2	September 12, 2025
10.23	Form of Convertible Promissory Note to be issued by VisionWave Holdings, Inc. to YA II PN, Ltd.	Form 8-K	001-42741	10.3	September 12, 2025
10.24	Form of Independent Director Engagement Agreement	Form 8-K	001-42741	10.1	September 12, 2025
10.25	Form of Compensation Agreement between VisionWave Holdings, Inc. and former directors of Bannix Acquisition Corp.	Form 8-K	001-42741	10.2	September 12, 2025
10.26	Consulting Agreement, dated September 26, 2025, by and between VisionWave Holdings, Inc. and Crypto Treasury Management Group, LLC.	Form 8-K	001-42741	10.1	September 30, 2025
14.1	Code of Ethics of VisionWave Holdings Inc.	Form 8-K	001-42741	14.1	July 22, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Compensation Recovery Policy of VisionWave Holdings Inc., effective May 29, 2025	Form 8-K	001-42741	99.3	July 22, 2025
99.1	Policy on Granting Equity Awards of VisionWave Holdings Inc., adopted July 16, 2025	Form 8-K	001-42741	99.1	July 22, 2025
99.2	Insider Trading Policy of VisionWave Holdings Inc., adopted July 16, 2025	Form 8-K	001-42741	99.2	July 22, 2025

Exhibit Number	Description

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

+	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
++	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VISIONWAVE HOLDINGS, INC.

Date: November 4, 2025	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Executive Chairman
(Principal Executive Officer)

VISIONWAVE HOLDINGS, INC.

Date: November 4, 2025	By:	/s/ Noam Kenig
	Name:	Noam Kenig
	Title:	Chief Executive Officer (Principal Executive Officer)

VISIONWAVE HOLDINGS, INC.

Date: November 4, 2025	By:	/s/ Erik Klinger
	Name:	Erik Klinger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)