Form 10-K
period 2025-09-30
VisionWave Holdings, Inc.
filed 2025-12-31
CIK 2038439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-42741

VisionWave Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	99-5002777
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Delaware Ave., Suite 210 # 301

Wilmington, Delaware 19801

(Address of principal executive offices)

Registrant’s telephone number, including area code: (302) 305-4790

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VWAV	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	VWAVW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Yes ☒ No

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of March 31, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $24,145,849 which is based on the average bid and ask price of such common equity, as of the last practical business day of the registrant’s most recently completed second fiscal quarter of $11.95.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at December 29, 2025
Common Stock, par value $0.01	16,516,603 shares
Documents incorporated by reference:	None

TABLE OF CONTENTS

GENERAL INFORMATION

i

FORWARD-LOOKING STATEMENTS

This Annual Report (the “Annual Report”) on Form 10-K of VisionWave Holdings Inc. contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	the projected financial information, anticipated growth rate, and market opportunities of the Registrant;

●	the ability to maintain the listing of our Common Stock and Warrants on Nasdaq;

●	Our public securities’ potential liquidity and trading;

●	Our ability to raise financing in the future;

●	Our success in retaining or recruiting, or changes required in, officers, key employees, or directors;

●	Potential effects of extensive government regulation;

●	Our future financial performance and capital requirements;

●	High inflation rates and interest rate increases;

●	factors relating to our business, operations, and financial performances, including:

●	Our ability to compete in a changing industry and respond quickly and cost-effectively to new or emerging technologies and changes in customer requirements;

●	Our ability to generate the earnings necessary to fund our operations, continue to grow our business or repay our debt obligations;

●	Our ability to establish successful relations with third-party distributors or sales agents;

●	Changes in government regulations, including related to the Affordable Connectivity Program (ACP) and the Lifeline Program;

●	Our ability to introduce new products that achieve market acceptance and keep pace with technological developments;

●	Our ability to develop and maintain intellectual property rights;

●	Our ability to raise additional capital in the future to finance our planned growth.

ii

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Annual Report, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

iii

PART I

Item 1. Business

Overview

VisionWave Holdings, Inc. (the “Company,” “VisionWave,” “we,” “us,” or “our”) is a Delaware corporation formed on March 20, 2024, with principal executive offices located at 300 Delaware Avenue, Suite 210 #301, Wilmington, Delaware 19801. Our common stock trades on The Nasdaq Global Market under the symbol “VWAV,” and our publicly traded warrants trade under the symbol “VWAVW.” We maintain a website at www.visionwave.tech, where additional information about our business can be found. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K.

We are a technology company focused on the development and commercialization of advanced artificial intelligence (“AI”) and autonomous solutions for multi-domain operations across air, ground, and sea environments. Through our wholly owned subsidiary, VisionWave Technologies Inc. (a Nevada corporation, “VisionWave Technologies”), we design, prototype, and deploy technologies including high-resolution radars, advanced vision systems, radio frequency (“RF”) sensing innovations, unmanned aerial systems (“UAS”), unmanned ground vehicles (“UGVs”), remote weapon stations (“RWS”), and active protection systems (“APS”) for the defense industry. Our solutions target military, homeland security, and industrial applications, emphasizing real-time threat detection, autonomous response, and modular integration to enhance operational efficiency and reduce risk in contested environments.

Our proprietary AI engine (U.S. trademark application pending) serves as the core autonomy layer, enabling embedded, edge-based decision-making with low-latency sensor fusion, perception, and predictive control. This technology powers our product lines, which are at various stages of prototype development, pilot testing, and commercialization readiness. Products are designed to be “ready for deployment,” with manufacturing and delivery upon customer orders, supplemented by non-recurring engineering (“NRE”) efforts for customizations such as payload configurations, colors, or mission-specific adaptations. We generate revenue through direct product sales, technology licensing to defense contractors and governments, strategic alliances for co-development, and joint ventures for large-scale manufacturing and deployment.

VisionWave was established through a business combination (the “Business Combination”) with Bannix Acquisition Corp. (“Bannix”), a special purpose acquisition company, consummated on July 14, 2025, pursuant to the Amended and Restated Business Combination Agreement dated September 6, 2024. Prior to the Business Combination, Bannix was a blank-check company incorporated on January 21, 2021. In exchange, each share of VisionWave Technologies was converted into 4,041 shares of our common stock, resulting in the issuance of approximately 11,000,000 shares for 2,722 shares of VisionWave Technologies outstanding immediately prior to closing. Following the Business Combination, we became a public company with access to capital markets to fund research and development (“R&D”), pilot programs, and market expansion.

Industry Overview

The global defense industry is supported by sustained government demand for modernization, readiness, and replenishment, with increasing emphasis on uncrewed systems and autonomy-enabled capabilities. Spending priorities include integrated air and missile defense, precision munitions, C4ISR, and the development and fielding of uncrewed platforms across air and ground domains. Regulatory regimes—including export controls and evolving international norms related to autonomous weapon systems—may affect product development, international sales, and supply chain planning.

Our Solutions and Technologies

Our portfolio comprises nine interconnected product lines, progressing from proof-of-concept to production-ready prototypes, with several undergoing client trials and demonstrations. These solutions leverage our EI™ AI engine for real-time, edge-based processing in GPS-denied or contested environments, integrating proprietary algorithms for radio wave analysis, neuromorphic vision, and 2D/3D RF imaging. Development is conducted in-house, without reliance on open-source models, and focuses on modularity for seamless integration with existing platforms.

The following table summarizes our key product lines as of the date hereof:

Product Line	Description	Domain	Status and Key Features
C-UAS (Counter-Unmanned Aircraft System)	Autonomous detection, tracking, and neutralization of aerial threats using onboard AI-driven sensors and effectors.	Air	Pilot testing completed Q2 2025; live-fire demonstrations Q3 2025; integrated into U.S. Army proposals; commercial rollout targeted for 2026.
Multi-Purpose Autonomous UAS	Versatile unmanned aerial systems configurable for reconnaissance, perimeter protection, search-and-rescue, with modular payloads.	Air	Pilot testing Q2 2025; showcased at AUSA expo; initial commercial sales in 2025; endurance up to 2 hours with EI™ autonomy.
Vision-AI Technology	Bio-inspired, pixel-level visual processing for superior adaptability and speed over traditional thermal or EO/IR systems.	Cross-Domain	Demonstrations Q3 2025; neuromorphic algorithms enable low-light/object recognition; commercial availability 2025.
Vision-RF Imaging System	Patented conversion of RF signals into 2D/3D video feeds, effective in indoor, underwater, or subterranean settings.	Cross-Domain	Demonstrations planned Q1 2026; disrupts surveillance markets; sub-meter precision geolocation.
High-Resolution Radar System	Real-time threat detection and tracking for dynamic objects, integrable with active protection or weapon systems.	Cross-Domain	Pilot integrations completed; commercial 2025; supports 360-degree coverage in cluttered environments.
Remote Weapon Station (RWS)	Stabilized, high-elevation platforms for vehicle or naval mounting, with precision targeting and AI-assisted fire control.	Ground/Sea	Demonstrations Q4 2025; acquired integration from partner; production lines established; compatible with legacy turrets.
Unmanned Ground Vehicle (UGV)	Stealthy, low-noise robotic platforms for special forces, law enforcement, or medical evacuation in urban/rough terrain.	Ground	Prototypes field-tested; EI™ enables swarm coordination; initial deployments targeted for 2026.
Active Protection System (APS)	Modular, solid-state defense against short-range threats like FPV drones, RPGs, or ATGMs; vehicle-agnostic integration.	Ground	Prototype aligned with India upgrade programs; trials ongoing; intercepts at 50-100m range.

In 2024, VisionWave significantly strengthened its intellectual property portfolio through the acquisition of key patents from Tokenize. This includes the acquisition of 6 approved patents, Patent numbers: 10,521,614, 10,853,327, 11,663,167, 11,527,104, 11,302,032, 12,014,521 and one pending patent application, 18/743.171. These patents, which focus on AI-powered RF imaging and autonomous systems, reinforce VisionWave’s leadership in these advanced technological sectors. This strategic acquisition enhances our ability to innovate and deliver state-of-the-art solutions for defense, homeland security, and beyond, further solidifying VisionWave’s competitive edge in the global market. U.S. trademark registration is pending and not guaranteed for our trademark. Our trademark is VisionWave’s real-time, embedded AI engine engineered for split-second, on-device decision-making in contested or bandwidth-limited environments. Its modular architecture combines multi-modal sensor fusion with a deterministic, edge-optimized runtime to deliver low-latency perception, prediction, and control across drones, unmanned ground vehicles, guided munitions, sensors and humanoid robotics. EI is intended to serve as a common autonomy layer across sensors and platforms. Separately, VisionWave has filed a U.S. trademark application for our trademark (Serial No. 99317884); registration is not guaranteed and remains subject to standard USPTO examination.

Key Developments in Fiscal Year 2025

The year ended September 30, 2025, marked our transition to a public entity and initial commercialization efforts, with significant milestones in financing, partnerships, and product validation:

●

Business Combination and Public Listing: The July 14, 2025 closing of the Business Combination with Bannix enabled Nasdaq trading commencement and unlocked public market access. Post-merger, authorized shares include 150,000,000 common shares (par value $0.01) and 10,000,000 preferred shares (par value $0.01).

●	Financing Initiatives: On July 25, 2025, we entered a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd., providing up to $50 million in equity financing through common stock sales, subject to volume limits and Nasdaq rules. This included issuance of 200,000 commitment shares, a $35,000 structuring fee, and a $500,000 commitment fee payable in shares. We received $3 million in pre-paid convertible advances on July 25 and an additional $2 million on September 11, 2025, under notes bearing 6% interest (up to 18% on default), maturing in 12 months, and convertible at the lower of $10.00 or 93% of the five-day volume-weighted average price (with a $1.00 floor).

●	Strategic Partnerships and Acquisitions: Formed a joint venture on August 25, 2025, with AIPHEX, GBT Tokenize, and GBT Technologies for defense technology co-development. Signed a Memorandum of Understanding (“MoU”) with VEDA Aeronautics on September 2, 2025, for Indian defense programs. Executed a Memorandum of Agreement (“MOA”) with a U.S. defense contractor on July 25, 2025, designating us as design authority and subcontractor for U.S. market, Foreign Military Sales (“FMS”), and Foreign Military Financing (“FMF”) opportunities. Entered an AI infrastructure agreement with PVML Ltd. on October 5, 2025, and a consulting agreement with Crypto Treasury Management on September 26, 2025, for digital asset strategies (up to $300 million potential). Acquired RWS integration capabilities from a partner, establishing production lines. On December 3, 2025, we entered into a Share Purchase Agreement (the “Solar Agreement”) with BladeRanger Ltd., a company organized under the laws of Israel and listed on the Tel Aviv Stock Exchange under the ticker “BLRN” (“Blade”), and, solely for purposes of acknowledgment and certain covenants therein, Solar Drone Ltd., an Israeli corporation (“Solar Drone”). Pursuant to the Agreement, the Company will acquire all of the issued and outstanding shares of the Solar Drone (the “Solar Drone Acquisition”) from Blade in consideration for the issuance by the Company to Blade (or its designee(s)) of 1,800,000 shares of the Company’s common stock, $0.01 par value per share (the “Buyer Shares”), and, if the average daily volume-weighted average price (“VWAP”) of the Company’s common stock for the five Trading Day period immediately preceding the date of effectiveness of the registration statement registering the resale of the Buyer Shares is less than $12.00 per share, Pre-Funded Common Stock Purchase Warrants (the “Pre-Funded Warrants”) to purchase a number of additional shares of the Company’s common stock (the “Warrant Shares”) equivalent to the difference between $21,600,000 and the aggregate value of the Buyer Shares based on such VWAP, such that the aggregate consideration has a value of $21,600,000.

●	Product and Pilot Milestones: Completed pilot testing for C-UAS, Multi-Purpose UAS, and Vision-AI in Q2 2025, securing a $30,000 order from a U.S. contractor subsidiary. Conducted live-fire trials in Abu Dhabi in September 2025 outperforming global competitors. Advanced Israeli Ministry of Defense border security deployment for Q4 2025 and India Ministry of Defense 10-year agreement discussions, including APS trials and local manufacturing feasibility. Showcased products at the AUSA expo in October 2025 and submitted proposals to the U.S. Army’s Joint Counter-small Unmanned Aircraft Systems Office (“JCO”).

●	Governance: Appointed independent directors Haggai Ravid, Chuck Hansen, Eric Shuss, Judit Nagypal and Atara Atara Dzikowski.

Customers and Markets

Our target customers include U.S. and allied defense contractors, government agencies (e.g., U.S. Army, NATO members, Ministries of Defense in Israel and India), homeland security organizations, and industrial clients in surveillance and inspection. Revenue is derived from pilot orders, NRE fees, product sales, and licensing. In 2025, 100% of limited revenue came from U.S.-based pilots, with no single customer exceeding 50% due to our early-stage diversification efforts.

We serve global markets, with a focus on high-growth regions: North America (U.S. Army programs and expos); Middle East (UAE and Israel border security); and Asia-Pacific (India’s modernization initiatives). International sales require compliance with export controls, and we anticipate 60% of future revenue from non-U.S. sources, particularly India.

Competition

The defense technology sector is highly competitive, characterized by rapid innovation in AI, drones, and sensing technologies. We compete with established primes possessing greater resources, established relationships, and scale, as well as emerging players in autonomous systems. Our differentiation stems from proprietary EI™ integration, cost-effective modularity, and partnerships that mitigate entry barriers. However, shifts in drone/AI landscapes could erode our position without continuous R&D investment.

Regulation

Our operations are governed by U.S. securities laws, Nasdaq listing standards (e.g., independent board majority, audit/compensation committees per Rule 10A-3), and defense-specific regulations including International Traffic in Arms Regulations (“ITAR”) and evolving AI/ethical standards. We are not an investment company under the Investment Company Act of 1940, as less than 40% of assets are in securities. Cryptocurrency activities require anti-money laundering (“AML”)/know-your-customer (“KYC”) compliance and may incur a 1% excise tax on stock repurchases. No material violations occurred in 2025, with compliance costs of $450,000.

Human Capital

Our team comprises 12 employees and consultants as of September 30, 2025, with 70% in technical R&D roles. Key executives include Interim CEO and Executive Chairman Douglas Davis, CTO Danny Rittman, CFO Erik Klinger, CRO Elad Shoval, COO David Allon, and Senior Engineer Jaz Williman. We lack key man insurance and have no family relationships among officers. Retention strategies include equity incentives and consulting agreements.

Available Information

Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendment to these reports are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investors.authid.ai as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing.

Item 1A. Risk Factors

Risks Relating to Our Operations

Failure to Redeem Public Shares as Required by Bannix Acquisition Corp.’s Amended and Restated Certificate of Incorporation May Subject Us to Legal, Regulatory, and Reputational Risks

Bannix Acquisition Corp.’s amended and restated certificate of incorporation, in effect from March 10, 2025, through the consummation of the Business Combination on July 14, 2025, required that if an initial business combination was not completed by June 14, 2025, Bannix Acquisition Corp. would redeem all public offering shares no later than June 27, 2025 (ten business days thereafter). However, Bannix Acquisition Corp. did not redeem the remaining public offering shares as required, and the Business Combination was subsequently consummated on July 14, 2025. This failure to redeem was inconsistent with disclosures in the prospectus for Bannix Acquisition Corp.’s initial public offering, filed on September 14, 2021, and the combined prospectus and proxy statement for the Business Combination, which stated that if an initial business combination was not completed by the applicable deadline, Bannix Acquisition Corp. would cease operations except for winding up, redeem all public shares, and liquidate and dissolve, subject to applicable law.

This non-compliance may expose the Company to significant risks, including:

●	Potential Stockholder Litigation: Stockholders may initiate lawsuits alleging breaches of fiduciary duties by our directors or officers or violations of the amended and restated certificate of incorporation. Such litigation could result in substantial costs, divert management’s attention, and lead to monetary damages or other remedies that could adversely affect our financial condition and operations.

●	Regulatory Scrutiny or Enforcement Actions: The failure to redeem public shares as required may attract scrutiny or enforcement actions from the Securities and Exchange Commission (SEC) or other regulatory authorities. Such actions could result in fines, penalties, or other sanctions, which could materially impact our financial position and ability to operate as a public company.

●	Reputational Harm: The failure to adhere to the terms of the amended and restated certificate of incorporation and prior disclosures may damage our reputation with investors, analysts, and other stakeholders. This could impair our ability to attract investment, form strategic partnerships, or maintain confidence in our management and governance practices.

●	Impact on Nasdaq Listing: Our common stock is listed on The Nasdaq Global Market under the symbol “VWAV.” Non-compliance with our governing documents or prior disclosures could jeopardize our ability to maintain our listing if Nasdaq determines that such actions reflect adversely on our governance or compliance with listing standards. Delisting could significantly reduce the liquidity and marketability of our securities, depress our stock price, and limit our access to capital markets.

●	Capital Market Access: The perceived or actual failure to comply with our obligations may reduce investor confidence, making it more difficult or costly to raise capital through equity or debt offerings in the future. This could limit our ability to fund operations, pursue growth opportunities, or meet our financial obligations, including those under the Standby Equity Purchase Agreement (SEPA) or Convertible Notes.

These risks could have a material adverse effect on our business, financial condition, results of operations, and stock price. While we believe the consummation of the Business Combination aligns with our strategic objectives, there can be no assurance that these risks will not materialize or that we will successfully mitigate their impact.

 Risks Related to Our Business and Industry

VisionWave is an early-stage company. If we cannot raise sufficient funds, we will not succeed.

VisionWave is a startup and VisionWave Technologies, our wholly owned subsidiary, was founded in March 2024. There is no assurance that VisionWave will ever be profitable or generate sufficient revenue to pay dividends to the holders of its securities. VisionWave does not believe it will be able to generate revenues without successfully developing its technology, which involves substantial risk. As a result, VisionWave is dependent upon the proceeds of additional capital to continue the testing and development and other operations. VisionWave’s business will require significant additional capital infusions. If planned operating levels are changed, higher operating costs or working capital requirements encountered, lower sales revenue received, if any, or more time is needed to implement the plan, more funds than currently anticipated may be required. Additional difficulties may be encountered during this early stage of development, such as unanticipated problems relating to development, testing, vendor manufacturing costs, production and assembly, and the competitive and regulatory environments in which VisionWave operates. If additional capital is not available when required, if at all, or is not available on acceptable terms, VisionWave may be forced to modify or abandon its business plan, which may result in investors losing their investments.

The development and production development period for the drones and imaging technology will be lengthy.

Even if it meets the development and production development schedule, VisionWave does not expect to commence selling its products commercially including the drones and imaging technology (the “VisionWave Products”) until January 2026 at the earliest. Further, the highly specialized nature of VisionWave’s products and its assimilated artificial intelligence (AI) technology poses risks of unforeseen technical challenges that could delay or impede product development, commercialization, or deployment. The use of AI and advanced detection systems in defense applications is subject to evolving regulatory requirements and compliance standards. Changes in these regulations could impact VisionWave’s ability to commercialize its products. As a result, the receipt of significant cash receipts from customer deposits and revenue, if any, is not anticipated until around that time and may occur later than projected. The VisionWave depends on receiving large amounts of capital and other financing to complete its development work, with no assurance that VisionWave will be successful in completing its development work or becoming profitable.

VisionWave will face significant market competition.

VisionWave Products potentially competes with a variety of drones and software packages in the United States and abroad. Further, VisionWave could face competition from competitors of whom VisionWave is not aware that have developed or are developing technologies that will offer alternatives to VisionWave Products. Many existing potential competitors are well-established, have or may have longer-standing relationships with customers and potential business partners, have or may have greater name recognition, and have or may have access to significantly greater financial, technical and marketing resources.

Scaling up manufacturing will be a challenge and any issues faced in such efforts may negatively impact our results of operations.

Drone technology as well as the related operational software technology in general is changing rapidly. There is significant development and investment into each of these areas being made today. Such rapidly changing technology conditions may adversely affect our ability to continuously remain a market leader, provide superior product performance, and an outstanding customer experience. If we are unable to control the cost of development, cost of manufacturing, and cost of operations, we may be substantially affected. If we are unable to maintain substantially lower cost of manufacturing, developing, design, distributing, and maintaining our products, we may incur significant cost increases which can be material to the operation of our business. We have made, and will continue to make, substantial investments into the development of the VisionWave Products, such investments may have unforeseen costs that we have been unable to accurately predict, which may significantly impact our ability to execute our business as planned. We will face significant costs in development and purchasing of materials required to build the VisionWave Products through external third parties. These purchases are subject to conditions outside of our control and as such, these conditions may substantially affect our business, product, brand, operational, and financial goals.

We rely on single suppliers and international suppliers for certain items used in our manufacturing.

VisionWave, when production commences of the VisionWave Products, will use raw materials, components, and sub-assemblies to manufacture its drones that are sourced from various vendors, including those in countries outside the U.S. Components are expected to be supplied from vendors in China. Items sourced internationally potentially carry increased risk to the business, including higher shipping costs, uncertain tariff and tax structures, longer lead times, language barriers, potential compliance and quality issues, and political instability. Additionally, once we commence manufacturing, although we will attempt to mitigate this risk, we may in certain circumstances rely on a single supplier and manufacturer which will pose risks of shortages, price increases, changes, delay and other issues that could disrupt and adversely affect our business. If any of these companies ceases supplying and/or serving us, we would have to find and qualify alternate suppliers. Additionally, if there are general supply chain disruptions due to global economic events, we may not be able to produce the VisionWave Products if the raw materials, components, and sub-assemblies needed are not available to us.

Operations could be adversely affected by interruptions of production that are beyond our control.

We intend to manufacture the VisionWave Products using systems, components and parts developed and manufactured by third-party suppliers. Our eventual manufacturing could be affected by interruptions of production at such suppliers. Such suppliers may be subject to additional risks such as financial problems that limit their ability to conduct their operations. If any of these third parties experience difficulties, it may have a direct negative impact on VisionWave.

We depend on key personnel.

Our future success depends on the efforts of key personnel, including Douglas Davis, our Interim Chief Executive Officer and our Executive Chairman, and the balance of our senior executive team. We do not currently carry any key man life insurance on our key personnel or senior executive team. However, the Company may obtain such insurance at some point after closing of the Business Combination. Regardless of such insurance, the loss of services of any of these or other key personnel may have an adverse effect on VisionWave. There can be no assurance that VisionWave will be successful in attracting and retaining the personnel VisionWave requires to develop and market the proposed VisionWave Products.

We will require intellectual property protection and may be subject to the intellectual property claims of others.

Our intellectual property consists of six granted patents. In addition, VisionWave’s intellectual property relies on licenses to three patents. VisionWave intends to seek copyright and patent protection for these items; however, there is no guarantee that such the VisionWave will be successful in obtaining such protection. If we fail to successfully enforce our proprietary technology or otherwise maintain the proprietary nature of the intellectual property used in the VisionWave Products, our competitive position could suffer. Furthermore, VisionWave’s competitive advantage relies heavily on its proprietary artificial intelligence algorithms. Any failure to adequately protect its intellectual property could significantly impact the VisionWave’s business and market position. Disputes or termination of licensing agreements could adversely affect its business. Notwithstanding VisionWave’s efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal to or superior to VisionWave’s Products without infringing on any of VisionWave’s intellectual property rights or design around our proprietary technologies. There is no guarantee that the USPTO will issue patents to VisionWave or that any court will rule in VisionWave’s favor in the event of a dispute related to its intellectual property. In the absence of further patent protection, it may be more difficult for VisionWave to achieve commercial production of the VisionWave Products.

Confidentiality agreements may not adequately prevent disclosure of trade secrets and other proprietary information.

We anticipate that a substantial amount of our processes and technologies will be protected by trade secret laws. To protect these technologies and processes, we intend to rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such parties. To the extent that our employees, contractors or other third parties with which we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Laws regarding trade secret rights in certain markets in which we operate may afford little or no protection to our trade secrets. The loss of trade secret protection could make it easier for third parties to compete with our products and related future products and services by copying functionality, among other things. In addition, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our business, revenue, reputation and competitive position.

Risks Related to Our Financing with YA II

Substantial blocks of our common stock may be sold into the market as a result of the shares sold to YA II under the SEPA, which may cause the price of our common stock to decline.

The price of our common stock could decline if there are substantial sales of shares of our common stock, if there is a large number of shares of our common stock available for sale, or if there is the perception that these sales could occur.

On July 25, 2025, we entered into the SEPA with YA II. Under the SEPA, we agreed to issue and sell to YA II, from time to time, and YA II agreed to purchase from us, up to $50.0 million of our common stock. We shall not affect any sales under the SEPA and YA II shall not have any obligation to purchase shares of common stock under the SEPA to the extent that after giving effect to such purchase and sale YA II would exceed the Ownership Limitation or the Exchange Cap. Thus, we may not have access to the right to sell the full $50.0 million of shares of common stock to YA II. In connection with the SEPA, and subject to the condition set forth therein, YA II has agreed to advance us the Pre-Paid Advance which shall be evidenced by the Convertible Notes to be issued to YA II at a purchase price equal to 94.0% of the principal amount of each Pre-Paid Advance. Under the SEPA, we received $3.0 million in pre-paid advances on July 25, 2025, and $2.0 million on September 11, 2025, in the form of convertible promissory notes (the “Notes”). The purchase price for each Convertible Note representing a Pre-Paid Advance is 94.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Convertible Note at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date for each Convertible Note will be 12-months after the closing of each tranche of the Pre-Paid Advance. YA II may convert the Convertible Notes into shares of our common stock at the Conversion Price, which in no event may the Conversion Price be lower than the Floor Price. YA II, in its sole discretion and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the SEPA requiring an Investor Advance. YA II, in its sole discretion, may select the amount of any Investor Advance, provided that the number of shares issued does not cause YA II to exceed the Ownership Limitation or does not exceed the Exchange Cap. As a result of an Investor Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Investor Advance.

Any issuance of shares of common stock pursuant to this facility will dilute the percentage ownership of stockholders and may dilute the per share projected earnings (if any) or book value of our common stock. Sales of a substantial number of shares of our common stock in the public market or other issuances of shares of our common stock, or the perception that these sales or issuances could occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.

It is not possible to predict the actual number of shares we will sell under the SEPA to YA II at any one time or in total, or the actual gross proceeds resulting from those sales.

We generally have the right to control the timing and amount of any sales of our shares of common stock to YA II under the SEPA. Sales of our common stock, if any, to YA II under the SEPA will depend upon market conditions and other factors. We may ultimately decide to sell to YA II all, some or none of the shares of our common stock that may be available for us to sell to YA II pursuant to the SEPA. In connection with the SEPA, and subject to the condition set forth therein, YA II has agreed to advance us the Pre-Paid Advance which shall be evidenced by the Convertible Notes to be issued to YA II at a purchase price equal to 94.0% of the principal amount of each Pre-Paid Advance. Under the SEPA, we received $3.0 million in pre-paid advances on July 25, 2025, and $2.0 million on September 11, 2025, in the form of Notes. The purchase price for each Convertible Note representing a Pre-Paid Advance is 94.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Convertible Note at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date of each Convertible Note will be 12-months after the issuance of such note. YA II may convert the Convertible Notes into shares of our common stock at the Conversion Price, which in no event may the Conversion Price be lower than the Floor Price. YA II, in its sole discretion and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the SEPA requiring an Investor Advance. YA II, in its sole discretion, may select the amount of any Investor Advance, provided that the number of shares issued does not cause YA II to exceed the Ownership Limitation or does not exceed the Exchange Cap. As a result of an Investor Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Investor Advance.

Because the purchase price per share to be paid by YA II for the shares of common stock that we may elect to sell to YA II under the SEPA, if any, will fluctuate based on the market prices of our common stock during the applicable Pricing Period for each Advance made pursuant to the SEPA, if any, it is not possible for us to predict, as of the date of this prospectus and prior to any such sales, the number of shares of common stock that we will sell to YA II under the SEPA, the purchase price per share that YA II will pay for shares purchased from us under the SEPA, or the aggregate gross proceeds that we will receive from those purchases by YA II under the SEPA, if any.

In addition, unless we obtain stockholder approval, we will not be able to issue shares of common stock in excess of the Exchange Cap under the SEPA in accordance with applicable Nasdaq rules. Depending on the market prices of our common stock in the future, this could be a significant limitation on the amount of funds we are able to raise pursuant to the SEPA. Other limitations in the SEPA, including the Ownership Limitation, and our ability to meet the conditions necessary to deliver an Advance Notice, could also prevent us from being able to raise funds up to the Commitment Amount.

Moreover, although the SEPA provides that we may sell up to an aggregate of $50.0 million of our common stock to YA II, we have filed a Form S-1 Registration Statement seeking to register only 10,200,000 shares of our common stock, consisting of (i) the 200,000 Commitment Shares that we issued to YA II upon execution of the SEPA as consideration for its commitment to purchase our common stock under the SEPA and (ii) up to 10,000,000 shares of common stock that we may elect to sell to YA II, in our sole discretion, from time to time from and after the date of, and pursuant to, the SEPA or that YA II may require that we sell pursuant to an Investor Advance. Even if we elect to sell to YA II all of the shares of common stock being registered for resale under this prospectus, depending on the market prices of our common stock at the time of such sales, the actual gross proceeds from the sale of all such shares may be substantially less than the $50.0 million Commitment Amount under the SEPA, which could materially adversely affect our liquidity.

If we desire to issue and sell to YA II under the SEPA more than the 10,000,000 shares that we are current seeking to register, and the Exchange Cap provisions and other limitations in the SEPA would allow us to do so, we would need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by YA II of any such additional shares of our common stock and the SEC would have to declare such registration statement or statements effective before we could sell additional shares.

Further, the resale by YA II of 10,200,000 shares of common stock registered for resale at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.

The sale and issuance of our shares of Common Stock to YA II will cause dilution to our existing shareholders, and the sale of the shares of Common Stock acquired by YA II, or the perception that such sales may occur, could cause the price of our Common Stock to fall.

The purchase price for the shares that we may sell to YA II under the SEPA will fluctuate based on the price of our shares of Common Stock. Depending on a number of factors, including market liquidity, sales of such shares may cause the trading price of our Common Stock to fall. If and when we do sell shares to YA II or when YA II requests an Investor Advance, YA II may resell all, some, or none of those shares at its discretion, subject to the terms of the SEPA. Therefore, sales to YA II by us could result in substantial dilution to the interests of other holders of our shares of Common Stock. Additionally, the sale of a substantial number of shares of Common Stock to YA II, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a desirable time and price. The resale of shares of Common Stock by YA II in the public market or otherwise, including sales pursuant to this prospectus, or the perception that such sales could occur, could also harm the prevailing market price of our shares of Common Stock.

Following these issuances described above and as restrictions on resale end and registration statements are available for use, the market price of our shares of Common Stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them. As such, sales of a substantial number of shares of Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our shares of Common Stock.

Once we receive a Pre-Paid Advance, we do not have the right to control the timing and amount of the issuance of our Common Shares to YA II under the PPA and, accordingly, it is not possible to predict the actual number of shares we will issue pursuant to Pre-Paid Advances at any one time or in total.

Once we receive any of the Pre-Paid Advances, including the initial Pre-Paid Advance, we do not have the right to control the timing and amount of any issuances of our shares of Common Stock to YA II under the SEPA. Sales of our shares of Common Stock, if any, to YA II under the SEPA will depend upon market conditions and other factors, and the discretion of YA II. We may ultimately decide to sell to YA II all, some or none of the shares of Common Stock that may be available for us to sell to YA II pursuant to the SEPA. Each Pre-Paid Advance matures within one year.

Because the purchase price per share to be paid by YA II for the shares of Common Stock that we may elect to sell to YA II under the SEPA, if any, will fluctuate based on the market prices of our shares of Common Stock, if any, it is not possible for us to predict, as of the date of this prospectus supplement and prior to any such sales, the number of shares of Common Stock that we will sell to YA II under the SEPA, the purchase price per share that YA II will pay for shares purchased from us under the SEPA, or the aggregate gross proceeds that we will receive from those purchases by YA II under the SEPA, if any.

Further, the resale by YA II of 10,200,000 shares of common stock registered in this offering at any given time, or the perception that these sales may occur, could cause the market price of our shares of Common Stock to decline and to be highly volatile.

Upon an amortization event, we may be required to make payments that could cause us financial hardship.

In connection with the SEPA, and subject to the condition set forth therein, YA II has agreed to advance us the Pre-Paid Advance which shall be evidenced by the Convertible Notes to be issued to YA II at a purchase price equal to 94.0% of the principal amount of each Pre-Paid Advance. Under the SEPA, we received $3.0 million in pre-paid advances on July 25, 2025, and $2.0 million on September 11, 2025, in the form of Notes. The purchase price for each Convertible Note representing a Pre-Paid Advance is 94.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Convertible Note at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date of each Convertible Note is 12-months from the date of issuance. YA II may convert the Convertible Notes into shares of our common stock at the Conversion Price, which in no event may the Conversion Price be lower than the Floor Price. YA II, in its sole discretion and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the SEPA requesting an Investor Advance. YA II, in its sole discretion, may select the amount of any YA II Advance, provided that the number of shares issued does not cause YA II to exceed the Ownership Limitation or does not exceed the Exchange Cap. As a result of an Investor Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Investor Advance.

 If at any time on or after the issuance of the Convertible Notes (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (“Floor Price Event”), (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap, where applicable (“Exchange Cap Event”) or (iii) any time after the effectiveness deadline set forth in the Registration Rights Agreement, Investor is unable to utilize a registration statement to resell the shares underlying each Convertible Note for a period of 30 consecutive Trading Days, then the Company shall make monthly payments to Investor beginning on the seventh trading day after the Amortization Event and continuing monthly in the amount of $750,000 plus a 5.0% premium and all accrued and unpaid interest.

This financial obligation may be an undue and unsustainable burden and may cause a material adverse effect on our operations and financial condition.

Investors who buy shares at different times will likely pay different prices.

Pursuant to the SEPA, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold to YA II. If and when we do elect to sell shares of our common stock to YA II pursuant to the SEPA, YA II may resell all, some or none of such shares at any time or from time to time in its discretion and at different prices. As a result, investors who purchase shares from YA II in any offering at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from YA II in any offering as a result of future sales made by us to YA II at prices lower than the prices such investors paid for their shares in this offering.

Our current business plans require a significant amount of capital. If we are unable to obtain sufficient funding or do not have access to capital, we may not be able to execute our business plans and our prospects, financial condition and results of operations could be materially adversely affected.

The extent to which we rely on YA II as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, our ability to meet the conditions necessary to deliver Advance Notices under the SEPA, the impacts of the Exchange Cap and the Ownership Limitation and the extent to which we are able to secure funding from other sources. In addition to the amount of funds we ultimately raise under the SEPA, if any, we expect to continue to seek other sources of funding, including by offering additional equity, and/or equity-linked securities, through one or more credit facilities and potentially by offering debt securities, to finance a portion of our future expenditures.

We have experienced operating losses, and we expect to continue to incur operating losses as we implement our business plans. We expect our capital expenditures to continue to be significant in the foreseeable future as we expand our business. We expect to expend capital with significant outlays directed towards servicing our operations. The fact that we have a limited operating history with respect to the agri-foods and farming operations business means we have limited historical data on the demand for our services. As a result, our capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. In addition, new opportunities for growth in future product lines and markets may arise and may require additional capital.

As of September 30, 2025, our principal source of liquidity is our cash balance in the amount of approximately $2.28 million. We entered into the SEPA whereby we will have the right, but not the obligation, to sell to YA II up to $50.0 million of our shares of common stock. However, our right to sell shares under the SEPA is subject to certain conditions that may not be satisfied. Accordingly, we may not be able to utilize this facility to raise additional capital when, or in the amounts, we may require. Under the SEPA, we received $3.0 million in pre-paid advances on July 25, 2025, and $2.0 million on September 11, 2025, in the form of Notes. The Pre-Paid Advances were made in the form of Convertible Notes. In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes may be declared immediately due and payable, in which case the Company shall pay to YA II the principal and interest due thereunder. If any time (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (“Floor Price Event”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap (“Exchange Cap Event” and collectively with the Floor Price Event, the “Amortization Event”)), then we shall make monthly payments to YA II beginning on the seventh trading day after the Amortization Event and continuing monthly in the amount of $750,000 plus a 5.0% premium and accrued and unpaid interest. The Exchange Cap Event will not apply in the event we have obtained the approval from our stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”). Any debt we incur from YA II or other parties could make us more vulnerable to a downturn in our operating results or a downturn in economic conditions. If our cash flow from operations is insufficient to meet any debt service requirements including the repayment of the Convertible Notes in the event of a Amortization Event, we could be required to refinance our obligations, or dispose of assets in order to meet debt service requirements.

As an early-stage growth company, our ability to access capital is critical. We expect that we will need to raise additional capital in order to continue to execute our business plans in the future, and we plan to use the SEPA, if the conditions for its use are satisfied and seek additional equity and/or debt financing, including by offering additional equity, and/or equity-linked securities, through one or more credit facilities and potentially by offering debt securities, to finance a portion of our future expenditures.

The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders. Our ability to obtain the necessary additional financing to carry out our business plans or to refinance, if necessary, any outstanding debt when due is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds on favorable terms, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any such funding or we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations and our prospects, financial consolidated results of operations could be materially adversely affected, in which case our investors could lose some or all of their investment.

Management will have broad discretion as to the use of the proceeds from the SEPA, and uses may not improve our financial condition or market value.

Because we have not designated the amount of net proceeds from the SEPA to be used for any particular purpose, our management will have broad discretion as to the application of such proceeds. Our management may use the proceeds for working capital and general corporate purposes that may not improve our financial condition or advance our business objectives.

Risks Related to Ownership of Our Common Stock

As a smaller reporting company, we are exempt from certain disclosure requirements, which could make our Common Stock less attractive to the potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act, or the Exchange Act of 1934, as amended, which we refer to as the Exchange Act, for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we will not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our Common Stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

We are an emerging growth company and subject to less rigorous public reporting requirements and cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are a public reporting company under the Exchange Act, and thereafter publicly report on an ongoing basis as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies”, including but not limited to:

●	Not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	Taking advantage of extensions of time to comply with certain new or revised financial accounting standards;

●	Being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	Being exempt from the requirement to hold a non-binding advisory vote on executive compensations and stockholder approval of a golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We could be an emerging growth company for up to five years, circumstances could cause us to lose that status earlier, including if the market value of our Common Stock held by non-affiliates exceeds $700 million, if we issue $1 billion or more in non-convertible debt during a three-year period, or if our annual gross revenues exceed $1 billion. We would cease to be an emerging growth company on the last day of the fiscal year following the date of the fifth anniversary of our first sale of common equity securities under an effective registration statement or a fiscal year in which we have $1 billion in gross revenues. Finally, at any time we may choose to opt-out of the emerging growth company reporting requirements. If we choose to opt out, we will be unable to opt back in to being an emerging growth company.

We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

As an emerging growth company, our auditor is not required to attest to the effectiveness of our internal controls.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company. This means that the effectiveness of our financial operations may differ from our peer companies in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of their internal controls over financial reporting and we are not. While our management will be required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent registered public accounting firm’s review process in assessing the effectiveness of our internal controls over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once we cease to be an emerging growth company, we will be subject to independent registered public accounting firm attestation regarding the effectiveness of our internal controls over financial reporting. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

As a public company, we will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. In addition, the rules of the SEC and those of The NASDAQ Stock Market LLC (“NASDAQ “), NASDAQ Capital Market has imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an emerging growth company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the exchange we are listed on, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity in our Common Stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our Common Stock.

Our stock price may be volatile.

The market price of our Common Stock has been highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond our control, including the following:

●	services by us or our competitors;

●	additions or departures of key personnel;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	industry developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We do not intend to pay dividends for the foreseeable future, which could reduce the attractiveness of our stock to some investors.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases. In addition, we may incur debt financing to further finance our operations, the governing documents of which may contain restrictions on our ability to pay dividends.

If we are unable to maintain listing of our securities on the NASDAQ Global Market or another reputable stock exchange, it may be more difficult for our stockholders to sell their securities.

NASDAQ requires listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, NASDAQ should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders.

If our shares of Common Stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price per share of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain or retain a listing on the NYSE American or NASDAQ Market and if the price of our Common Stock is less than $5.00 per share, our Common Stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before effecting a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that, before effecting any such transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive; (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Common Stock, and therefore stockholders may have difficulty selling their shares.

Provisions in our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a change of control of our Company and, therefore, may depress the trading price of our stock.

Our certificate of incorporation and bylaws contain certain provisions that may discourage, delay or prevent a change of control that our stockholders may consider favorable. These provisions:

●	prohibit stockholder action to elect or remove directors by majority written consent;

●	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;

●	prohibit our stockholders from calling a special meeting of stockholders; and

●	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

We may be subject to securities litigation, which is expensive and could divert management attention.

In the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could seriously hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cyber criminals are becoming more sophisticated and effective every day, and they are increasingly targeting companies similar to ours operating in the technology, software and identification space. All companies utilizing technology are subject to threats of breaches of their cybersecurity programs. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management and make securing the data customers and other stakeholders entrust to us a top priority. Our Board of directors and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective to prevent cyberattack incidents. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding our internal systems, implementing additional threat protection measures, providing modifications or replacements to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We have seen an increase in cyberattack volume, frequency, and sophistication. Although our Risk Factors include further detail about the material cybersecurity risks we face, we believe that as of the date of this Annual Report on Form 10-K, risks from prior cybersecurity threats, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk Management and Strategy

Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are based on frameworks established by the International Organization for Standardization, specifically ISO/IEC 27001:2013 and other applicable industry standards. We have established comprehensive Information Security Management Systems (“ISMS”) policies, which are independently reviewed and audited annually for conformity and effectiveness under ISO/IEC 27001. Our cybersecurity program in particular focuses on the following key areas:

Collaboration

Our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach. Key security, risk, and compliance stakeholders, including a member of the Board meet at least monthly to develop strategies for preserving the confidentiality, integrity and availability of our company and customer information, identifying, preventing and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner.

Risk Assessment

At least annually, we conduct a cybersecurity risk assessment that takes into account information from internal stakeholders, known information security vulnerabilities, and information from external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants). The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to our Board and members of management. Risk assessment is integral to all engineering, business and operational decisions and in addition to the annual reviews, is an ongoing effort, as circumstances and facts arise.

Self Audit

At least annually we conduct a self-audit of our information security management systems (“ISMS”), in order to identify if there is any non-conformance with our ISMS policies and procedures. The results of the self-audit are reported to our Steering Committee and our external auditor for ISO/IEC 27001 compliance.

Technical Safeguards

We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.

Incident Response and Recovery Planning

We have established comprehensive incident response and recovery plans and continue to regularly test and evaluate the effectiveness of those plans. Our incident response and recovery plans address — and guide our employees, management and the Board on — our response to a cybersecurity incident.

Third-Party Risk Management

We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding and contract renewal. We use a variety of inputs in such risk assessments, including information supplied by providers and third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities.

Education and Awareness

Our policies require each of our employees to contribute to our data security efforts. We regularly remind employees of the importance of handling and protecting customer and employee data, including through regular privacy and security training and testing to enhance employee awareness of how to detect and respond to cybersecurity threats.

External Assessments

Our cybersecurity policies, standards, processes and practices are regularly assessed by consultants and external independent auditors. These assessments include a variety of activities including information security assessments, audits and independent reviews of our ISMS, control environment and operating effectiveness. For example, in 2023 and 2024, we conducted independent audits to assess our ISMS against the ISO/IEC 27001:2013 standard and received certification of compliance with the standard. We also undertake regular penetration testing of our systems. The results of significant assessments are reported to management and the Board. Cybersecurity processes are adjusted based on the information provided from these assessments. We have also obtained industry certifications and attestations that demonstrate our dedication to protecting the data our customers entrust to us.

Governance

Board Oversight

Our Board oversees our management of cybersecurity risk. They receive regular reports from management about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. Our Security Committee directly oversees our cybersecurity program. The Board receives periodic updates from management on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents.

Management’s Role

Our Chief Technology Officer (“CTO”) and Chief Operating Officer (“COO”) have primary responsibility for assessing and managing material cybersecurity risks.

Our CTO and COO are both seasoned computer scientists and technology entrepreneurs with over 25 years of experience.

Item 2. Properties

The Company’s registered corporate address is 300 Delaware Avenue, Suite 210 #301, Wilmington, Delaware 19801 and its operational headquarters is located at 1063 N Spaulding Ave, West Hollywood, CA 90046.

Item 3. Legal Proceedings

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company. Below is a summary of any material legal proceedings:

●	Better Works LLC, Plaintiff, against VisionWave Holdings, Inc., and Douglas E. Davis, Defendants, Supreme Court of the State of New York, County of New York, Index No. 655268/2025. Better Works is seeking a declaration that it is not an affiliate.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On July 15, 2025, our common stock and publicly traded warrants began trading on The Nasdaq Global Market under the symbols “VWAV” and “VWAVW,” respectively. Prior to that time, there was no public market for our common stock or warrants.

Stockholders

As of December 29, 2025, there were approximately 207 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities

YA II

On July 25, 2025, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“YA II”), pursuant to which YA II has committed to purchase up to $50.0 million of shares of our common stock over a 24-month period. In connection with the SEPA, we issued 200,000 shares of our common stock to YA II as consideration for its commitment. These shares were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving a public offering.

Additionally, under the SEPA, we received $3.0 million in pre-paid advances on July 25, 2025, and $2.0 million on September 11, 2025, in the form of convertible promissory notes (the “Notes”). The Notes bear interest at 6% per annum (increasing to 18% upon an event of default) and mature 12 months from issuance. The Notes are convertible into shares of our common stock at the lower of $10.00 per share or 93% of the lowest volume-weighted average price (“VWAP”) over the five consecutive trading days preceding conversion, subject to a $1.00 floor price. The Notes were issued in reliance upon an exemption from registration under

Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering. Shares issuable upon conversion of the Notes are registered for resale by YA II pursuant to a registration statement on Form S-3.

On September 11, 2025, we agreed to issue an additional $2.0 million Note upon the effectiveness of such registration statement, on substantially the same terms as the existing Notes, also in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

In connection with the SEPA, we also incurred a $35,000 structuring fee paid in cash to YA II and a $500,000 commitment fee, half of which is payable in cash and half in shares of our common stock valued based on the average VWAP over the three trading days prior to the due date.

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

Shares to Vendors

At June 30, 2025, the Company owed a vendor $87,500 for services rendered. On July 28, 2025, the Company and the vendor agreed to satisfy the outstanding balance with the Company issuing 22,500 VisionWave Holdings’ Common Shares to the vendor. On July 16, 2025, the Company issued an option to acquire 500,000 shares of common stock to a vendor exercisable for a period of ten years at an exercise price of $3.27 per share.

Executive Options

Pursuant to their employment agreements and the 2025 Omnibus Equity Incentive Plan (the “Plan,” subject to shareholder approval), the Company granted nonstatutory stock options to Mr. Davis and Mr. Kenig, our former Chief Executive Officer, to purchase 2,000,000 shares each and to Mr. Rittman to purchase 500,000 shares. Each option has an exercise price of $7.20 per share (fair market value on the grant date), vests in twelve equal quarterly installments over four years commencing on the date of shareholder approval of the Plan, is exercisable for five years from the grant date, and permits cashless exercise. The grants are contingent upon shareholder approval of the Plan; if not approved, they become null and void.

Pursuant to their employment agreements and the Plan (subject to shareholder approval), the Company granted nonstatutory stock options to Mr. Shoval and Mr. Allon to purchase 500,000 shares each and to Mr. Williman to purchase 250,000 shares. Each option has an exercise price of $9.09 per share (fair market value on the grant date), with vesting, exercisability, and contingency terms identical to those for the August Executives’ options.

Director Equity

On September 9, 2025, the Board approved Independent Director Agreements (each, an “Director Agreement”) with Eric Shuss, Chuck Hansen, and Haggai Ravid, pursuant to which each will serve as an independent director of the Company.

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

PVML

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

All the offers and sales of securities listed above were made to accredited investors. The issuance of the above securities is exempt from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans as of September 30, 2025

Plan	Number of Securities to be issued upon exercise of outstanding options, awards and rights	Weighted average exercise price of outstanding options, awards and rights	Number of securities remaining available for issuance under equity compensation plans (excluding) securities reflected in first column)

2024 Omnibus Equity Incentive Plan	526,662	$3.27	1,631,033
2025 Omnibus Equity Incentive Plan	6,350,000	$7.75	650,000

2024 Omnibus Equity Incentive Plan

In connection with the closing of the business combination, the Board of the Company adopted the Company’s 2024 Omnibus Equity Incentive Plan (the “2024 Plan”), which authorizes the issuance of up to 2,157,695 shares of the Company’s common stock. The 2024 Plan is subject to approval by the Company’s shareholders within twelve (12) months of the Board’s adoption date. The 2024 Plan provides for the grant of various equity-based awards, including non-qualified stock options, incentive stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance unit awards, unrestricted stock awards, distribution equivalent rights, or any combination thereof. The Plan is intended to assist the Company in attracting, retaining, and incentivizing key management employees, directors, and consultants, and to align their interests with those of the Company’s shareholders.

2025 Omnibus Equity Incentive Plan

On August 5, 2025, the Board of the Company adopted the Company’s 2025 Omnibus Equity Incentive Plan (the “2025 Plan” and together with the 2024 Plan, the “Plans”), which authorizes the issuance of up to 7,000,000 shares of the Company’s common stock. The 2025 Plan is subject to approval by the Company’s shareholders within twelve (12) months of the Board’s adoption date. If shareholder approval is obtained, the 2025 Plan will become effective as of August 5, 2025. The 2025 Plan provides for the grant of various equity-based awards, including non-qualified stock options, incentive stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance unit awards, unrestricted stock awards, distribution equivalent rights, or any combination thereof. The Plan is intended to assist the Company in attracting, retaining, and incentivizing key management employees, directors, and consultants, and to align their interests with those of the Company’s shareholders.

Administration

The Company’s Board of Directors or a committee appointed by the Board (the “Committee”) will administer the Plans. The Committee will have the authority, without limitation (i) to designate Participants to receive Awards, (ii) determine the types of Awards to be granted to Participants, (iii) determine the number of shares of common stock to be covered by Awards, (iv) determine the terms and conditions of any Awards granted under the Plan, (v) determine to what extent and under what circumstances Awards may be settled in cash, shares of common stock, other securities, other Awards or other property, or canceled, forfeited or suspended, (vi) determine whether, to what extent, and under what circumstances the delivery of cash, Common Stock, other securities, other Awards or other property and other amounts payable with respect to an Award shall be made; (vii) interpret, administer, reconcile any inconsistency in, settle any controversy regarding, correct any defect in and/or complete any omission in this Plan and any instrument or agreement relating to, or Award granted under, this Plan; (viii) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the Committee shall deem appropriate for the proper administration of this Plan; (ix) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, Awards; (x) reprice existing Awards with shareholder approval or to grant Awards in connection with or in consideration of the cancellation of an outstanding Award with a higher price; and (xi) make any other determination and take any other action that the Committee deems necessary or desirable for the administration of this Plan. The Committee will have full discretion to administer and interpret the Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable and to determine, among other things, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.

Eligibility

Employees, directors, officers, advisors and consultants of the Company or its affiliates are eligible to participate in the Plan and are referred to as “Participants”. The Committee has the sole and complete authority to determine who will be granted an Award under the Plan, however, it may delegate such authority to one or more officers of the Company under the circumstances set forth in the Plan.

Awards Available for Grant

The Committee may grant Awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) or any combination of the foregoing. Notwithstanding, the Committee may not grant to any one person in any one calendar year Awards (i) for more than 50% of the Available Shares in the aggregate or (ii) payable in cash in an amount exceeding $10,000,000 in the aggregate.

Options

The Committee will be authorized to grant Options to purchase Common Stock that are either “qualified,” meaning they are intended to satisfy the requirements of Code Section 422 for Incentive Stock Options, or “non-qualified,” meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the Plan will be subject to the terms and conditions established by the Committee. Under the terms of the Plan, unless the Committee determines otherwise in the case of an Option substituted for another Option in connection with a corporate transaction, the exercise price of the Options will not be less than the fair market value (as determined under the Plan) of the shares of common stock on the date of grant. Options granted under the Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Committee and specified in the applicable award agreement. The maximum term of an Option granted under the Plan will be ten years from the date of grant (or five years in the case of an Incentive Stock Option granted to a 10% stockholder). Payment in respect of the exercise of an Option may be made in cash or by check, by surrender of unrestricted shares of Common Stock (at their fair market value on the date of exercise) that have been held by the participant for any period deemed necessary by the Company’s accountants to avoid an additional compensation charge or have been purchased on the open market, or the Committee may, in its discretion and to the extent permitted by law, allow such payment to be made through a broker-assisted cashless exercise mechanism, a net exercise method, or by such other method as the Committee may determine to be appropriate.

Stock Appreciation Rights

The Committee will be authorized to award Stock Appreciation Rights (or “SARs”) under the Plan. SARs will be subject to such terms and conditions as established by the Committee. A SAR is a contractual right that allows a participant to receive, either in the form of cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. A SAR granted under the Plan may be granted in tandem with an option and SARs may also be awarded to a participant independent of the grant of an Option. SARs granted in connection with an Option shall be subject to terms similar to the Option which corresponds to such SARs. SARs shall be subject to terms established by the Committee and reflected in the award agreement.

Restricted Stock

The Committee will be authorized to award Restricted Stock under the Plan. Unless otherwise provided by the Committee and specified in an award agreement, restrictions on Restricted Stock will lapse after three years of service with the Company. The Committee will determine the terms of such Restricted Stock awards. Restricted Stock are shares of common stock that generally are non-transferable and subject to other restrictions determined by the Committee for a specified period. Unless the Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the restricted period, then any unvested restricted stock will be forfeited.

Restricted Stock Unit Awards

The Committee will be authorized to award Restricted Stock Unit awards. Unless otherwise provided by the Committee and specified in an award agreement, Restricted Stock Units will vest after three years of service with the Company. The Committee will determine the terms of such Restricted Stock Units. Unless the Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the period of time over which all or a portion of the units are to be earned, then any unvested units will be forfeited. At the election of the Committee, the participant will receive a number of shares of common stock equal to the number of units earned or an amount in cash equal to the fair market value of that number of shares at the expiration of the period over which the units are to be earned or at a later date selected by the Committee.

Stock Bonus Awards

The Committee will be authorized to grant Awards of unrestricted shares of common stock or other Awards denominated in shares of common stock, either alone or in tandem with other Awards, under such terms and conditions as the Committee may determine.

Transferability

Each Award may be exercised during the Participant’s lifetime only by the Participant or, if permissible under applicable law, by the Participant’s guardian or legal representative and may not be otherwise transferred or encumbered by a Participant other than by will or by the laws of descent and distribution. The Committee, however, may permit Awards (other than Incentive Stock Options) to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or stockholders are the Participant and his or her family members or anyone else approved by it.

Amendment

The Plan will have a term of ten years. The Company’s board of directors may amend, suspend or terminate the Plan at any time; however, shareholder approval to amend the Plan may be necessary if the law or SEC so requires. No amendment, suspension or termination will materially and adversely affect the rights of any Participant or recipient of any Award without the consent of the Participant or recipient.

Change in Control

Except to the extent otherwise provided in an Award or required by applicable law, in the event of a Change in Control, upon the occurrence of a Change in Control, the Committee is authorized, but not obligated, to make any of the following adjustments (or any combination thereof) in the terms and conditions of outstanding Awards: (a) continuation or assumption of outstanding Awards by the surviving company; (b) substitution by the surviving company of equity, equity-based and/or cash awards with substantially the same terms for outstanding Awards; (c) accelerated exercisability, vesting and/or lapse of restrictions under outstanding Awards immediately prior to the occurrence of the Change in Control; (d) upon written notice, provide that any outstanding Awards must be exercised, to the extent then exercisable, during a reasonable period determined by the Committee and at the end of such period, any unexercised Awards will terminate; and I cancellation of all or any portion of outstanding Awards for fair value (in the form of cash, shares or other property) and which value may be zero.

U.S. Federal Income Tax Consequences

The following is a general summary of the material U.S. federal income tax consequences of the grant and exercise and vesting of Awards under the Plan and the disposition of shares acquired pursuant to the exercise of such Awards. This summary is intended to reflect the current provisions of the Code and the regulations thereunder. However, this summary is not intended to be a complete statement of applicable law, nor does it address foreign, state, local and payroll tax considerations. Moreover, the U.S. federal income tax consequences to any particular participant may differ from those described herein by reason of, among other things, the particular circumstances of such participant.

Options

There are a number of requirements that must be met for a particular Option to be treated as an Incentive Stock Option. One such requirement is that Common Stock acquired through the exercise of an Incentive Stock Option cannot be disposed of before the later of (i) two years from the date of grant of the Option, or (ii) one year from the date of its exercise. Holders of Incentive Stock Options will generally incur no federal income tax liability at the time of grant or upon exercise of those Options. However, the spread at exercise will be an “item of tax preference,” which may give rise to “alternative minimum tax” liability for the taxable year in which the exercise occurs. If the holder does not dispose of the shares before the later of two years following the date of grant and one year following the date of exercise, the difference between the exercise price and the amount realized upon disposition of the shares will constitute long-term capital gain or loss, as the case may be. Assuming both holding periods are satisfied, no deduction will be allowed to the Company for federal income tax purposes in connection with the grant or exercise of the Incentive Stock Option. If, within two years following the date of grant or within one year following the date of exercise, the holder of shares acquired through the exercise of an Incentive Stock Option disposes of those shares, the Participant will generally realize taxable compensation at the time of such disposition equal to the difference between the exercise price and the lesser of the Fair Market Value of the share on the date of exercise or the amount realized on the subsequent disposition of the shares, and that amount will generally be deductible by the Company for federal income tax purposes, subject to the possible limitations on deductibility under Sections 280G and 162(m) of the Code for compensation paid to executives designated in those Sections. Finally, if an otherwise Incentive Stock Option becomes first exercisable in any one year for shares having an aggregate value in excess of $100,000 (based on the date of grant value), the portion of the Incentive Stock Option in respect of those excess shares will be treated as a non-qualified stock option for federal income tax purposes.

Income will be realized by a Participant upon grant of a Non-Qualified Stock Option. Upon the exercise of a Non-Qualified Stock Option, the Participant will recognize ordinary compensation income in an amount equal to the excess, if any, of the Fair Market Value of the underlying exercised shares over the Option exercise price paid at the time of exercise. Such income will be subject to income tax withholdings, and the Participant will be required to pay to the Company the amount of any required withholding taxes in respect to such income.

The Company will be able to deduct this same amount for U.S. federal income tax purposes, but such deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.

Restricted Stock

A Participant will not be subject to tax upon the grant of an Award of Restricted Stock unless the Participant otherwise elects to be taxed at the time of grant pursuant to Section 83(b) of the Code. On the date an Award of Restricted Stock becomes transferable or is no longer subject to a substantial risk of forfeiture, the Participant will recognize ordinary compensation income equal to the difference between the Fair Market Value of the shares on that date over the amount the Participant paid for such shares, if any. Such income will be subject to income tax withholdings, and the Participant will be required to pay to the Company the amount of any required withholding taxes in respect to such income. If the Participant made an election under Section 83(b) of the Code, the Participant will recognize ordinary compensation income at the time of grant equal to the difference between the Fair Market Value of the shares on the date of grant over the amount the Participant paid for such shares, if any, and any subsequent appreciation in the value of the shares will be treated as a capital gain upon sale of the shares. Special rules apply to the receipt and disposition of Restricted Shares received by officers and directors who are subject to Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Company will be able to deduct, at the same time as it is recognized by the Participant, the amount of taxable compensation to the participant for U.S. federal income tax purposes, but such deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.

Restricted Stock Units

A Participant will not be subject to tax upon the grant of a Restricted Stock Unit Award. Rather, upon the delivery of shares or cash pursuant to a Restricted Stock Unit Award, the Participant will recognize ordinary compensation income equal to the Fair Market Value of the number of shares (or the amount of cash) the Participant actually receives with respect to the Award. Such income will be subject to income tax withholdings, and the Participant will be required to pay to the Company the amount of any required withholding taxes in respect to such income. The Company will be able to deduct the amount of taxable compensation recognized by the Participant for U.S. federal income tax purposes, but the deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.

SARs

No income will be realized by a Participant upon grant of an SAR. Upon the exercise of an SAR, the Participant will recognize ordinary compensation income in an amount equal to the Fair Market Value of the payment received in respect of the SAR. Such income will be subject to income tax withholdings, and the Participant will be required to pay to the Company the amount of any required withholding taxes in respect to such income. The Company will be able to deduct this same amount for U.S. federal income tax purposes, but such deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.

Stock Bonus Awards

A Participant will recognize ordinary compensation income equal to the difference between the Fair Market Value of the shares on the date the shares of common stock subject to the Award are transferred to the Participant over the amount the Participant paid for such shares, if any, and any subsequent appreciation in the value of the shares will be treated as a capital gain upon sale of the shares. The Company will be able to deduct, at the same time as it is recognized by the Participant, the amount of taxable compensation to the Participant for U.S. federal income tax purposes, but such deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.

Section 162(m)

In general, Section 162(m) of the Code denies a publicly held corporation a deduction for U.S. federal income tax purposes for compensation in excess of $1,000,000 per year paid to any “covered employee.” Covered employees include any individual who served as chief executive officer or chief financial officer during the taxable year, in addition to the three most highly compensated individuals aside from the chief executive officer and chief financial officer. Additionally, covered employees include any previously covered employee for any taxable year beginning after December 31, 2016. The Plan is intended to satisfy an exception with respect to grants of Options to covered employees. In addition, the Plan was designed to permit certain Awards of Restricted Stock, Restricted Stock Units, cash bonus awards and other Awards to be awarded as performance compensation awards intended to qualify under the “performance-based compensation” exception to Section 162(m) of the Code.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA repealed the performance-based compensation exception to the Section 162(m) $1 million limitation on compensation to covered employees of publicly held corporations. This change was effective for tax years beginning after December 31, 2017. As a result of this change, any expense recognized upon exercise of stock options will be subject to the $1 million limitation under Section 162(m), even if based on performance.

New Plan Benefits

Future grants under the Plan will be made at the discretion of the Committee and, accordingly, are not yet determinable. In addition, the value of the Awards granted under the Plan will depend on a number of factors, including the Fair Market Value of the shares of common stock on future dates, the exercise decisions made by the Participants and/or the extent to which any applicable performance goals necessary for vesting or payment are achieved. Consequently, it is not possible to determine the benefits that might be received by Participants receiving discretionary grants under, or having their annual bonus paid pursuant to, the Plan.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “VW Holdings,” “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Reverse Acquisition (as defined below), the business and operations of VisionWave Holdings, Inc and its consolidated subsidiaries, and (ii) prior to the Reverse Acquisition, VisionWave Technologies, Inc.

Overview

VisionWave Holdings Inc., through VisionWave Technologies Inc., a Nevada corporation and its wholly owned subsidiary (“VisionWave Technologies”), is at the forefront of revolutionizing defense capabilities by integrating advanced artificial intelligence (AI) and autonomous solutions across air, ground, and sea domains. Our state-of-the-art innovations— ranging from high-resolution radars and advanced vision systems to radio frequency (RF) sensing technologies are seeking to redefine operational efficiency and precision for military and homeland security applications worldwide. From tactical ground vehicles to precision weapon control systems, we lead the development of reliable, high-performance technologies that transform defense strategies and deliver superior results, even in the most challenging environments.

With headquarters in the U.S. and research and development (“R&D”) in Canada, VW Holdings is uniquely positioned to serve global markets, offering cutting-edge defense solutions that address the evolving needs of security forces across the world.

Since the formation of VisionWave Technologies on March 20, 2024, The Company has focused on the commercialization and customization of acquired and existing technologies, particularly in defense, surveillance, and homeland security applications. VW Holdings currently holds a portfolio of cutting-edge, patented solutions. As part of its commercialization efforts, VW Holdings conducted simulated testing and validation for defense contractors to demonstrate the effectiveness of its technology. The ability to customize these solutions for specific client applications represents the final phase before large-scale deployment. subject to obtaining appropriate financing and large-scale purchase order of which there is no guarantee.

When VW Holdings describes its products as “ready for deployment,” it refers to the technological capability to manufacture and deliver these products upon customer orders. Readiness does not imply existing inventory but instead reflects the ability to integrate technologies into customized solutions. Client-specific customizations (e.g., drone configurations, colors, or payload adaptations) are addressed through Non-Refundable Engineering (NRE) efforts post-order. As a result, no development costs were accrued before pilot orders and productions commenced.

VW Holdings’ business model is built on innovation, strategic partnerships, manufacturing excellence, and collaboration, enabling us to deliver cutting-edge solutions across the globe. VW Holdings intends to license its proprietary technologies to defense contractors, government agencies, and industry leaders, enabling seamless integration into their systems and enhancing operational capabilities. Further, our products, including unmanned vehicles, advanced radar systems, and tactical platforms, will be sold directly to defense, homeland security, and industrial sectors, providing mission-critical solutions tailored to specific needs. We will also seek to develop strategic alliances and joint ventures, to co-develop customized solutions using our portfolio of advanced technologies. These partnerships drive innovation and expand our reach in global markets.

VW Holdings has developed nine product lines that have reached the prototype phase are innovative products across three distinct categories, showcasing a robust portfolio designed to meet diverse market needs. Several of these products have reached technology readiness levels of proven through successful operations, indicating they are ready for deployment and at production readiness levels. These products are currently undergoing trials and demonstrations with targeted clients to validate performance, optimize functionality, and secure commercial orders, paving the way for potentially large-scale deployments.

Other products are in advanced stages of development, where they are being refined and validated in collaboration with partners to ensure operational reliability and compliance with client expectations. These efforts include conducting rigorous demonstrations for potential partners and customers to establish the solutions’ functionality, effectiveness, and scalability.

VW Holdings is strategically focused on transitioning these products into manufacturing once customer requirements are fully addressed, final validations are completed, and operational readiness is confirmed.

This multi-faceted approach reflects VW Holdings’ commitment to balancing immediate commercialization opportunities with ongoing innovation and development, ensuring the company remains responsive to evolving market demands while delivering cutting-edge solutions.

Recent Developments

Recapitalization

On March 26, 2024, the Company, VisionWave Technologies Inc., a Nevada corporation (“VW Tech”), and the shareholders of VisionWave (the “VW Tech Shareholder”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, Bannix Acquisition Corp (“Bannix”) will acquire all of the issued and outstanding share capital of VW Tech from the VW Tech Shareholders, pursuant to which the Company will become a direct wholly owned subsidiary of Bannix (the “Share Acquisition”) and (b) the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents referred to therein (collectively, the “Transactions”).

Pursuant to and in accordance with the terms set forth in the Merger Agreement, (a) Parent Merger Sub merged with and into Bannix, with Bannix continuing as the surviving entity (the “Parent Merger”), as a result of which, (i) Bannix became a wholly owned subsidiary of VW Holdings, and (ii) each issued and outstanding share of Bannix immediately prior to the effective time of the Parent Merger (the “Parent Merger Effective Time”) (other than shares of Bannix Common Stock that have been redeemed or are owned by Bannix or any of its direct or indirect subsidiaries as treasury shares and any Dissenting Parent Shares) was automatically cancelled in exchange for one share of common stock, par value $0.001 of VW Holdings, each Bannix Warrant automatically converted into one warrant to purchase shares of VW Holdings Common Stock on substantially the same terms and conditions and each Bannix Right automatically converted into the number of shares of VW Tech Common Stock that would have been received by the holder of such Bannix Right if it had been converted upon the consummation of a Business Combination in accordance with Bannix’s organizational document and, (b) immediately following the consummation of the Parent Merger but on the same day, Company Merger Sub merged with and into Target, with Target continuing as the surviving entity (the “Company Merger” and, together with the Parent Merger, the “Mergers”), as a result of which, (i) Target became a wholly owned subsidiary of VW Holdings, and (ii) each issued and outstanding security of Target immediately prior to the effective time of the Company Merger (the “Company Merger Effective Time”) (other than any cancelled Shares or dissenting shares) were no longer be outstanding and were automatically cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VW Holdings. The Mergers and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Reverse Acquisition.”

The Merger Agreement contained representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including, among others, covenants providing for (i) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Business Combination, (ii) the parties’ efforts to satisfy conditions to consummation of the Business Combination, including by obtaining any necessary approvals from governmental agencies, (iii) prohibitions on the parties soliciting alternative transactions, (iv) VW Holdings preparing and filing a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) and taking certain other actions to obtain the requisite approval of Bannix’s stockholders to vote in favor of certain matters, including the adoption of the Merger Agreement and approval of the Business Combination, at a special meeting to be called for the approval of such matters, and (v) the protection of, and access to, confidential information of the parties. On May 5, 2025, the SEC declared the Company’s registration statement on Form S-4 to be effective.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Bannix, who is the legal acquirer, was treated as the “acquired” company for financial reporting purposes and VisionWave Technologies Inc. was treated as the accounting acquirer. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of a capital transaction in which VisionWave technologies Inc. is issuing stock for the net assets of Bannix. The net assets of Bannix will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization will be those of VisionWave Technologies, Inc.

  On July 14, 2025, the Company closed on its proposed Business Combination and liquidated its Trust Account. In association with the liquidation of the Trust Account, stockholders redeeming their shares of common stock at the May 2025 Special Meeting were paid for their redeeming shares.

As a result of the Business Combination, all of the outstanding shares of common stock, par value $0.01 per share, of Bannix (“Bannix Common Stock”) were cancelled in exchange for the right to receive a pro-rata portion of 2,540,324 shares of common stock of VW Tech (“VW Tech Common Stock”). Each issued and outstanding security of Bannix immediately prior to the Parent Merger Effective Time shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VW Tech.

The 6,900,000 Public Warrants issued at the time of Bannix’s initial public offering, and 406,000 warrants issued in connection with private placement at the time of Bannix’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company.

Securities Purchase Agreement

On July 15, 2025, the Company entered into Securities Purchase Agreements (the “July 2025 SPAs”) with two unaffiliated accredited investors (“July 2025 Lenders”), pursuant to which the Company issued promissory notes (the “July 2025 Notes”) to the July 2025 Lenders in the aggregate principal amount of $354,200, which includes an aggregate original issue discount of $46,200, for a purchase price of $308,000. The Company incurred an additional $8,000 in fees related to this transaction which is capitalized as part of the debt issuance cost and amortized over the term of the July 2025 Notes. The July 2025 Notes bear interest at a one-time charge of 12% applied on the issuance date, mature on May 15, 2026, and is repayable in five monthly payments commencing January 15, 2026. The July 2025 Notes are convertible into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), solely upon an event of default, at a conversion price equal to 75% of the lowest trading price during the ten trading days prior to conversion. The Company also entered into an irrevocable transfer agent instructions letter with its transfer agent in connection with the July 2025 Notes. The proceeds from the issuances of the July 2025 Notes will be used for general working capital purposes. The July 2025 Lenders have piggyback registration rights and have agreed not to engage in short sales of the Company’s common stock during the term of the July 2025 Notes. The July 2025 Notes include customary representations, warranties, covenants, and default provisions. The Company may prepay the July 2025 Notes within the first 180 days. The loan pursuant to the July 2025 Notes closed and funded on July 17, 2025.

Standby Equity Purchase Agreement and Pre Paid Advance

On July 25, 2025, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (the “Investor”) pursuant to which the Company has the right to sell to the Investor up to $50 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA, from time to time during the term of the SEPA.

Upon the satisfaction of the conditions to the Investor’s purchase obligation set forth in the SEPA, including having a registration statement registering the resale of the shares of common stock issuable under the SEPA declared effective by the SEC, the Company will have the right, but not the obligation, from time to time at its discretion until the SEPA is terminated to direct Investor to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to Investor (“Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

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

In connection with the SEPA, and subject to the condition set forth therein, Investor advanced to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $5.0 million (the “Pre-Paid Advance”). The first Pre-Paid Advance was disbursed on July 25, 2025 with respect to $3.0 million and the balance of $2.0 million was disbursed on September 11, 2025 upon the registration statement registering the resale of the shares of common stock issuable under the SEPA being declared effective. The purchase price for the Pre-Paid Advance is 94% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date is 12-months after the closing of each tranche of the Pre-Paid Advance. The Investor may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $10.00 or 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $1.00 (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to the Investor the principal and interest due thereunder. In no event shall Investor be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Investor and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. If any time on or after the issuance of the Convertible Notes (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap, where applicable ( “Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”), then the Company shall make monthly payments to Investor beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $750,000 plus an 5.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”).

The Investor, in its sole discretion and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the SEPA requiring the issuance and sale of shares of common stock to the Investor at the Conversion Price in consideration of an offset of the Convertible Notes (“Investor Advance”). The Investor, in its sole discretion, may select the amount of any Pre-Paid Advance, provided that the number of shares issued does not cause the Investor to exceed the 4.99% ownership limitation, does not exceed the Exchange Cap or the number of shares of common stock that are registered. As a result of a Pre-Paid Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Investor Advance.

The Company will control the timing and amount of any sales of shares of common stock to the Investor, except with respect to the Pre-Paid Advances. Actual sales of shares of common stock to the Investor as a Pre-Paid Advance under the SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for our business and operations.

The SEPA will automatically terminate on the earliest to occur of (i) the 24-month anniversary of the date of the SEPA or (ii) the date on which the Investor shall have made payment of Advances pursuant to the SEPA for shares of common stock equal to $50,000,000. The Company has the right to terminate the SEPA at no cost or penalty upon five (5) trading days’ prior written notice to the Investor, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and the Company has paid all amounts owed to the Investor pursuant to the Convertible Notes. The Company and the Investor may also agree to terminate the SEPA by mutual written consent. Neither the Company nor the Investor may assign or transfer our respective rights and obligations under the SEPA, and no provision of the SEPA may be modified or waived by us or Investor other than by an instrument in writing signed by both parties.

As consideration for the Investor’s commitment to purchase the shares of common stock pursuant the SEPA, the Company paid the Investor, (i) a structuring fee in the amount of $30,000 and (ii) 200,000 shares of common stock as an equity fee. Further, the Company is required to pay Investor a commitment fee of $500,000 of which $250,000 shall be due and payable on the earlier of the effective date of the initial registration statement, or 60 days following the date hereof and the remaining $250,000 shall be due and payable on the date that is 90 days following the initial due date to be paid by the issuance of such number of common shares that is equal to the applicable portion of the commitment fee divided by the average of the daily VWAPs of the common shares during the three trading days immediately prior to the applicable due date.

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

Executives’ Employment Agreements

On August 6, 2025, the Company entered into employment agreements (each, an “Employment Agreement”) with Douglas Davis, as Executive Chairman, Noam Kenig, our former Chief Executive Officer, and Danny Rittman, as Chief Technology Officer (collectively, the “Executives”). Each Employment Agreement has an initial term of three (3) years, commencing on August 6, 2025, and is subject to automatic one-year renewals thereafter unless terminated by either party with at least thirty (30) days’ prior written notice. On December 29, 2025, Mr. Kenig resigned as Chief Executive Officer and as a member of the Board of Directors (the "Board") of the Company, effective immediately for personal reasons. Mr. Kenig's resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. As a result of Mr. Kenig’s resignation Mr. Kenig’s Employment Agreement was terminated. Mr. Davis was appointed as Interim Chief Executive Officer.

Under the Employment Agreements:

●	Mr. Davis will receive an initial base salary of $150,000 per year, increasing to $300,000 upon the Company achieving $3,000,000 in revenue during any ninety (90)-day period, and further increasing to $600,000 upon achieving $6,000,000 in revenue during any ninety (90)-day period, with subsequent adjustments to fair market rates.

●	Mr. Rittman will receive an initial base salary of $120,000 per year, increasing to $240,000 upon the Company achieving $3,000,000 in revenue during any ninety (90)-day period, and further increasing to $360,000 upon achieving $6,000,000 in revenue during any ninety (90)-day period, with subsequent adjustments to fair market rates.

●	Mr. Davis is eligible for an annual performance bonus targeted at 2% of the Company’s net income as reflected in its financial statements filed with the Securities and Exchange Commission (the “SEC”).

●	Each Executive is eligible for four (4) weeks of paid vacation per year, participation in the Company’s benefit plans (including medical, dental, vision, disability, life insurance, and 401(k) plans), and reimbursement of reasonable business expenses.

●	In the event of termination without cause or resignation for good reason, each Executive is entitled to severance equal to the greater of $600,000 or two (2) times their then-current base salary, payable within six (6) months of termination, subject to execution of a general release.

●	Upon a change in control followed by termination within three (3) months, all outstanding equity awards vest immediately, and severance becomes payable.

●	Each Employment Agreement includes standard provisions for termination for cause, death, disability, or without good reason, with limited payments in such cases.

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

Additionally, pursuant to the Employment Agreements and under the Plan (subject to shareholder approval thereof), the Company granted nonstatutory stock options (each, an “Option”) to the Executives as follows:

●	Mr. Davis was each granted Options to purchase 2,000,000 shares of Common Stock.

●	Mr. Rittman was granted an Option to purchase 500,000 shares of Common Stock.

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

Joint Venture

On August 25, 2025, the Company entered into a Strategic Joint Venture Agreement (the “AIPHEX Agreement”) with AIPHEX LTD (“AIPHEX”), GBT Tokenize Corp. (“TOKENIZE”), and GBT Technologies, Inc. (“GBT”). Pursuant to the AIPHEX Agreement, the parties agreed to form a joint venture limited liability company in the State of Nevada (the “JV LLC”) for the purpose of collaborating on certain designated defense and technology projects (the “Designated Projects and Background IP”). At September 30, 2025, the joint venture was not yet formed.

Other Employment Agreements

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

Key Financial Definitions/Components of Results

Operating Expenses

We classify our operating expenses into the following categories:

●	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for our executives, consultants and advisors. These expenses also include non-personnel costs, such as office supplies, legal, audit and accounting services and other professional fees.

●	Research and development expenses. Research and development expenses include internal personnel and third-party consulting costs related to preliminary research and development of the Company’s products.

●	Sales and marketing expenses. Sales and marketing expenses consist primarily of business development professional fees, advertising and marketing costs.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions can be subjective and complex and may affect the reported amounts of assets and liabilities, revenues, and expenses reported in those financial statements. As a result, actual results could differ from such estimates and assumptions. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements.

While our significant accounting policies are described in more detail in Note 3 to our consolidated financial statements appearing in Item 1 to this Annual Report on Form 10-K, we believe that the following accounting policies were most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and under the rules of the U.S. Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VisonWave Holdings Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant estimates include assumptions made in the valuation of the options, valuation of convertible notes and recoverability of deferred tax assets. Accordingly, the actual results could differ from those estimates.

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgement to determine whether the acquired net assets meets the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities assumed, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Any contingent consideration is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the consolidated statements of operations in the period of change.

When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date.

 Net Loss Per Share

Basic net income (loss) per share is computed by dividing the net loss by the weighted average shares outstanding at the end of the period. Diluted loss per share is computed by giving effect to all potential shares of common stock to the extent dilutive. For the year ended September 30, 2025 and the period from March 20, 2024 (inception) to September 30, 2024, the Company’s diluted weighted-average shares outstanding is equal to basic weighted-average shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per unit since such inclusion would have been antidilutive. At September 30, 2025 and 2024, potentially dilutive securities include the public warrants and the convertible promissory notes.

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

On November 4, 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), requiring additional disclosure of the nature of expenses included in the statements of operations. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the statements of operations as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Results of Operations

The following tables set forth the results of our operations for the periods presented, as well as the changes between periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

The year ended September 30, 2025 and the period from March 20, 2024 (inception) to September 30, 2024.

The following table sets forth the Company’s consolidated statements of operations data for the year ended September 30, 2025 and the period from March 20, 2024 (inception) to September 30, 2024:

	For the Year ended September 30	For the Period from March 20, 2024 (inception) to September 30
	2025	2024	Change

Operating costs:
General and administrative	$5,416,619	$328,469	$5,088,150
Research and development	156,462	3,650	152,812
Sales and marketing	1,168,108	0	1,168,108
Loss from operations	(6,741,189)	(332,119)	(6,409,070)

Other (expense) income:
Interest income	418	—	418
Interest expense	(59,327)	—	(59,327)
Change in fair value of convertible notes payable	147,347	—	147,347
Gain from sale of marketable securities	104,656	—	104,656
Total other (expense) income, net	193,094	—	193,094

Loss before provision for income taxes	(6,548,095)	(332,119)	(6,215,976)
Provision for income taxes	—	—	—
Net loss	$(6,548,095)	$(332,119)	$(6,215,976)

General and Administrative

General and administrative expenses for the year ended September 30, 2025 was $5,416,619 as compared to $328,469 for the period from March 20, 2024 (inception) to September 30, 2024. The $5,088,150 increase in general and administrative reflects increases in professional services such as legal, consulting and accounting. VW Holdings expects that its general and administrative expenses will increase in future periods commensurate with the expected growth of its business and increased expenditures associated with its status as an exchange listed public company.

Research and Development

Research and Development expenses for the year ended September 30, 2025 was $156,462 as compared to $3,650 for the period from March 20, 2024 (inception) to September 30, 2024. The $152,812 increase in research and development reflects increases in personnel and supplies related costs as the Company continues to develop its products. The Company expects that its research and development expense will increase in future periods commensurate with the expected growth of its business.

Sales and Marketing

Sales and marketing for the year ended September 30, 2025 was $1,168,108 as compared to $0 for the period from March 20, 2024 (inception) to September 30, 2024. The $1,168,108 increase in sales and marketing reflects increases in marketing such as investor awareness costs as the Company continues to develop its products. The Company expects that its sales and marketing expense will increase in future periods commensurate with the expected growth of its business.

Interest income

During the year ended September 30, 2025, the Company earned $418 in interest income on balances held in bank accounts.

Interest expense

Interest expense of $59,327 for the year ended September 30, 2025 is a mainly result of the accrual of interest on the convertible notes payable.

Change in fair value of convertible notes payable

The Company recorded a gain of $147,347 from the change in fair value of the convertible promissory note agreements issued under the Standby Equity Purchase Agreement entered into on February 25, 2025.

Gain on sale of marketable securities

The Company gained $104,656, net from sale of marketable securities during the year ended September 30, 2025.

Liquidity, Capital Resources and Going Concern

The Company’s primary sources of liquidity have been cash from financing activities. The Company had an accumulated deficit of $15,108,906 as of September 30, 2025. As of September 30, 2025, working capital deficit was $11,795,728 and cash was $2,284,933.

The Company received proceeds of approximately $23,846 as a result of the Reverse Acquisition in September 2025, after giving effect to stockholder redemptions and payment of transaction expenses in connection with the Reverse Acquisition. The Company received an additional $308,000 pursuant to the Securities Purchases agreement entered into on February 15, 2025 and $5,000,000 pursuant to the convertible promissory note agreements issued under the Standby Equity Purchase Agreement referenced below. The Company’s future capital requirements will depend on many factors, including the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional equity. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all.

On July 25, 2025, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (the “Investor”) pursuant to which the Company has the right to sell to the Investor up to $50 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA, from time to time during the term of the SEPA.

Going Concern Evaluation

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due. The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

On April 8, 2025, with an effective date of March 31, 2025, the Company entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of VisionWave Technologies. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to the Company, sufficient to fund the working capital needs through December 29, 2026. The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the Board of Directors, and only to the extent such repayment would not impair the Company’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the financial statement.

Management has determined that the agreement with Stanley Hills, cash receipts from customer arrangements, resource reallocation initiatives, additional insider investments and financing, along with its existing cash and committed affiliated support related combinations alleviated the risk about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

Cash flows for the year ended September 30, 2025 and 2024

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the year ended September 30, 2025 and the period from March 20, 2024 (inception) to September 30, 2024:

	For the year ended September 30,	For the period from March 20, 2024 (inception) to September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(2,837,894)	$2,014
Net cash provided by investing activities	$114,375	$—
Net cash provided by financing activities	$5,005,438	$1,000

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,837,894 during the year ended September 30, 2025 compared to net cash provided operating activities of $2,014 during the period from March 20, 2024 (inception) to September 30, 2024. The period-to-period change was a result of VW Holding’s net loss for the period and increase in due to related party partially offset by the increase in accounts payable and accrued expenses.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $114,375 during the year ended September 30, 2025 compared to net cash used in investing activities of $0 during the period from March 20, 2024 (inception) to September 30, 2024. The period-to-period change was a result of proceeds from sale of investments.

Net Cash provided by Financing Activities

For the year ended September 30, 2025, net cash provided by financing activities was $5,005,438 compared to net cash flow from financing activities of $1,000 during the period from March 20, 2024 (inception) to September 30, 2024. The period-to-period change was primarily due to proceeds from issuance of convertible notes payable, the exercise of warrants and the prior to the Reverse Acquisition.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm (PCOAB ID 587 ), are set forth beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. accepted accounting principles. Our management, including the Chief Executive Officer and Chief Financial Officer,

does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected and such evaluation is subject to the risks discussed in item 1A – Risk Factors of this Report.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment using the above criteria, management concluded that the Company maintained ineffective internal control over financial reporting as of September 30, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2025, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Notwithstanding the identified material weaknesses, discussed below, management, including the certifying officers, believes that the financial statements contained in this Report filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

During the last fiscal year, there have been no changes except as noted above in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are in the early stages of designing and implementing a plan to remediate the material weaknesses identified. . Our plan includes the below:

●	Designing and implementing a risk assessment process supporting the identification of risks.
●	Implementing systems and controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues.
●	Improving our internal control policies and procedures to specifically address controls around segregation of duties, cybersecurity, user access reviews, and changes in management.
●	Hiring additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel as we transition to being a public company and are required to comply with Section 404 of the Sarbanes-Oxley Act (“Section 404”). We are in the process of hiring additional resources and we are engaging with a third-party consulting firm to assist us with our formal internal control plan and to provide accounting services related to complex accounting transactions.
●	Implementing controls to enable an effective and timely review of period-end close procedures.
●	Implementing controls to enable an accurate and timely review of accounting records that support our accounting processes and maintain documents for internal accounting reviews.

Item 9B. Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

Our directors hold office until their successors are elected and qualified, or until their deaths, resignations or removals. Our executive officers hold office at the pleasure of our board of directors, or until their deaths, resignations or removals.

As of the date hereof, our current directors and executive officers and their ages are:

Name	Age	Title
Douglas Davis	66	Executive Chairman of the Board of Directors and Interim Chief Executive Officer
Eric T. Shuss	58	Director
Erik Klinger	55	Chief Financial Officer
Danny Rittman	62	Chief Technology Officer
Chuck Hansen	68	Director
Haggai Ravid	64	Director
Judit Nagypal	56	Director
Atara Dzikowski	52	Director

Douglas Davis is a seasoned executive with management experience across many areas including M&A, capital raising, sales and business development. Since 2001, Mr. Davis has served as the Managing Partner of CoBuilder, Inc., a consulting organization providing services for large and small corporate entities associated with increasing efficiencies, including increasing market penetration, revenues and profit; also, from 2008 to 2018, Mr. Davis served as the CEO of BitSpeed LLC, an extreme file transfer software solution. In addition, from July 2018 to April 2020 Mr. Davis served as the Chief Executive Officer of GBT Technologies, Inc. Mr. Davis received an AB Political Science from Stanford University and an MBA (Concentration in Finance and Strategic Management) from UCLA Anderson Graduate School of Management. Mr. Davis is a manager of Instant Fame LLC. VisionWave believes that Mr. Davis’s broad entrepreneurial, financial, and business expertise and his experience with micro-cap public companies and his role as Co-Chairman give him the qualifications and skills to serve as a director.

Eric T. Shuss has extensive knowledge and expertise in growing and running high-tech companies, from start-ups to thriving ongoing ventures. Over his 35-year career, he has worked at mid-to-large companies as a Senior Industry Analyst, Managing Consultant, Director of Information Systems, Director of Operations, CEO, COO, Vice President, and President. These roles have been within high-profile businesses in AI and Robotics, I.T./ERP sales and consulting firms, high-tech manufacturers, Telecomm, retail operations, and distributors. Most recently, from May 2019 until present, Mr. Shuss has served as a Senior Industry Analyst for Avantiico representing the company in all customer and partner interactions for its professional services practice. Prior to his current role, Mr. Shuss, managed and owned a consulting business, Peryton Systems, from April 2016 to May 2019 which was an independent consulting firm engaged to facilitate the commercialization of innovative technologies in Artificial Intelligence, VR/AR, ERP, Supply Chain and Logistics. Mr. Shuss has also held various other roles including Senior Industry Analyst/Presales for Hitachi Corporation. Mr. Shuss is an author and futurist who serves on several advisory boards and has a keen understanding of technology and can see the big picture to find ways for people to access and benefit from technology, which is the key to his success. Mr. Shuss attended California State University Long Beach studying Computer Science. VisionWave believes that Mr. Shuss’s broad entrepreneurial, financial, and business expertise and his experience with micro-cap public companies give him the qualifications and skills to serve as a director.

Erik Klinger serves as Chief Financial Officer for the Company. Mr. Klinger’s recent work has focused on providing advisory services to growing companies that have significant recurring revenues, including providing advice on mergers and acquisitions and fractional CFO services to those companies. From 2020-2023, Mr. Klinger was the CEO of CIMfinity, which provides enhanced distribution for M&A deals in certain industries that have stalled or are slow-moving, and from 2016-2020 Mr. Klinger was the Chief Financial Officer and Head of Corporate Development of Gopher Protocol Inc., an OTCQB company. As an investment banker, he sold a business engaged in healthcare software in 2012, and then served as an advisor to that company from 2013-2016. From 2003-2011,

Mr. Klinger was co-founder and Chief Executive Officer of Mindshift Partners, which provided CFOs and Controllers for publicly-traded and privately-held companies. Prior to those experiences, Mr. Klinger worked in private equity, with a focus on leveraged buyouts. From 1992 to 1997, Mr. Klinger worked at Andersen Consulting and then at Price Waterhouse. Mr. Klinger earned a Bachelor’s Degree from Dartmouth College and an MBA in Finance from the Anderson School of Management at UCLA. VisionWave believes that Mr. Klinger’s broad entrepreneurial, financial, and business expertise and his experience with micro-cap public companies and his role as Chief Financial Officer give him the qualifications and skills to serve as a director.

Noam Kenig served as the Chief Executive Officer of VisionWave Technologies Inc., spearheading the development of innovative ventures in defense and homeland security with a strong emphasis on integrating cutting-edge AI technologies into the defense sector. With over 20 years of experience, Noam has a proven track record of transforming innovative ideas into successful and sustainable companies. Prior to his role at VisionWave, Mr. Kenig founded and served as the CEO of AerialX Drone Solutions Inc. from 2012 to 2024, specializing in proprietary drone solutions tailored for military and homeland security applications. Under his leadership, AerialX emerged as a global leader in unmanned aerial systems, forging strategic partnerships with major defense companies and militaries worldwide. From 2015 to 2024, Mr. Kenig also founded and served as the CEO of Viooa Imaging Technologies Inc., leading the development of revolutionary imaging devices integrating proprietary AI technologies and event-based sensors. Viooa’s groundbreaking innovations received approvals from prestigious militaries and defense organizations globally, with applications in cutting-edge threat detection technologies. Additionally, from 2006 to 2024, Mr. Kenig co-founded and served as the CEO of ReStoring Data Inc., recognized as Canada’s premier award-winning data recovery and digital forensics company. Noam Kenig’s exceptional leadership is demonstrated by his success in building and scaling companies, supported by an extensive portfolio of patents that highlight his significant impact and contributions to the technology and security sectors. He continues to drive companies from initial concepts to operational success. Mr. Kenig was studying for his Bachelor of Science degree in Computer Science & Engineering alongside business studies at CSUN, further enriching his expertise in technology and entrepreneurship. VisionWave believes that Mr. Kenig’s broad entrepreneurial, financial, and business expertise and his experience with micro-cap public companies and his role as Chief Executive Officer give him the qualifications and skills to serve as a director. Noam Kenig resigned on December 29, 2025.

Danny Rittman is a seasoned computer scientist and technology entrepreneur with over 25 years of experience. Rittman previously served as the CTO of GBT Technologies Inc., a company specializing in IoT and AI technologies. Rittman began his career in the Israeli Defense Forces as a software developer, later contributing to Motorola’s development of the first GSM cellular phone. He founded RIT Technologies in 1996, a network monitoring solutions provider that went public on NASDAQ. He also held roles as CTO and VP of Marketing at a smart-chip design company, leading product launches and software tool development. Since 2012, Rittman has been a Senior Integrated Circuit Design Consultant, managing teams in the mobile technology sector. He also founded Infiniti Technologies, developing advanced mobile and web applications. Rittman holds a Bachelor’s in Computer Science from Bar-Ilan University, an MBA from Tel Aviv University, and a PhD in Computer Science from LaSalle.

Chuck Hansen is a pioneer in federal, state, and local government information technology sales, marketing, operations, and finance. With over four decades of building companies from investment start-up to exit, Mr. Hansen currently serves as the Chairman & CEO of Electro Scan Inc., a cleantech supplier of machine-intelligent underground pipe assessment technologies. Mr. Hansen is the holder of 19 patents in the U.S. and abroad and has won complex product certifications from several of the world’s leading multi-national corporations, including Saudi Aramco. An FAA certified Instrument-Rated Pilot, Mr. Hansen is also certified to fly Small Unmanned Aircraft Systems (FAA Part 107). Mr. Hansen is currently a member of the Limited Partner Advisory Committee and Investment Board Member with Folsom, California-based Moneta Ventures where he helps assess AI, machine learning, robotics, SaaS, and supply chain investment opportunities. Prior to founding numerous companies, Mr. Hansen served as Chief Financial Officer of the Pacific School of Religion, the oldest graduate school of theology on the West Coast, reporting directly to the Board of Directors, and as Senior Accountant with Arthur Anderson & Co., working in the Oakland and San Francisco offices on auditing company financial statements, SEC registration statements, mergers, and acquisitions. Mr. Hansen holds a BS from University of California, Berkeley and an MBA from UCLA Anderson. VisionWave believes that Mr. Hansen’s broad entrepreneurial, financial, and business expertise and his experience with micro-cap public companies give him the qualifications and skills to serve as a director.

Haggai Ravid has over three decades of experience in global finance, investment banking, and strategic advisory roles. From December 2022 to December 2024, Mr. Ravid served as the Chief Financial Officer of Seamless Group Inc. (NASDAQ: CURR), where he was instrumental in preparing and approving SEC filings, including S-4, S-1, and Super 8-K forms, as well as interfacing with boards and negotiating promissory notes and investment bank agreements in connection with a de-SPAC transaction. Prior to that, Mr. Ravid was the CEO of Cukierman & Company Investment House Ltd., one of Israel’s leading cross-border advisory firms, from 2006 to 2022. During his tenure, he led strategic M&A transactions and capital raises totaling over $5 billion, managed multi-sector departments including TMT, Fintech, Healthcare, and Energy, and lived in Shanghai from 2015 to 2018 to oversee the firm’s China operations. His leadership included organizing major investment conferences in Shanghai, Hong Kong, Foshan, and Jinan, and he was honored as an Honorary Citizen of Changzhou in 2015 for his role in developing a technology park. Earlier in his career, Mr. Ravid held executive and partnership roles at MBI in Tel Aviv, Twin Triangle Financial in Los Angeles, and served as a loan officer and credit committee member at Bank Leumi’s Los Angeles office. He holds an MBA from Rutgers University and a Bachelor’s degree from the Hebrew University. VisionWave believes that Mr. Ravid’s extensive leadership experience, deep financial expertise, and global investment banking background give him the qualifications and skills to serve as a director.

Judit Nagypal is a transformational leader with extensive experience in technology partnerships, human resources leadership, and international operations across Europe and beyond. From 2013 to 2023, she held various senior roles at Microsoft, including Partner Acquisition Lead for Western Europe (2019-2023), Tech Partner GTM Lead for Western Europe (2016-2018), Tech Partner Acquisition Lead for Central and Eastern Europe (2015-2016), and HRD Leadership Development and Talent Management for Central and Eastern Europe (2013-2015). Prior to Microsoft, she served as HR and Communications Director for AXA Group’s CEE Region (2012), People & Organization Director for Kraft Biscuits Europe (2008-2010), Human Resources Director for Danone Group’s Győri Keksz Ltd. (2003-2007), Human Resources Manager for Coca-Cola Hungary, Czech Republic & Slovakia (1998-2003), and Talent Acquisition Manager for Coca-Cola Central Europe Division Office (1997-1998). Ms. Nagypal holds a Master’s degree in Economic Sciences (Marketing major) from Budapest University of Economics, a Law degree from Eötvös Loránd University, and a Postgraduate Diploma in HR Management from Middlesex University.

Atara Dzikowski has served as Co-Founder of Plydo, a generative AI platform for e-commerce creation and management, since 2025, where she developed the product framework, user experience model, go-to-market concept, international entity structure, and intellectual property management. Since 2024, she has provided business development consulting, steering European market expansion for clean-tech companies and offering strategic guidance to CEOs and founders on scaling, market development, and commercial growth. From 2017 to the present, Ms. Dzikowski has been Co-Founder, CEO, and Director of Samsara Luggage, a direct-to-consumer brand, where she managed the company as a publicly listed U.S. entity under SEC regulations, later transitioning it to private ownership; founded and scaled the brand internationally; raised capital; built collaborations with Apple, T-Mobile, and Tommy Bahama; directed marketing strategies; prepared public financial reports; created alternative revenue streams during COVID-19; and oversaw multinational teams and global operations. From 2013 to 2019, she served as Director of the Friends Organization at the Tel Aviv Museum of Art, establishing the organization, developing fundraising systems, cultivating donor relationships, implementing PR strategies, and founding “TAMA Young,” a next-generation supporters’ circle. From 2013 to 2017, Ms. Dzikowski was Founder and CEO of Design Boxes, House for Young Designers, supporting emerging Israeli designers, leading product development and B2B distribution, and building partnerships across finance, real estate, and retail sectors. From 2009 to 2013, she was Director of Development and Public Affairs at Shenkar College of Engineering, Design and Art, establishing the development framework, securing major donations, coordinating the Board of Governors, managing national-level initiatives with the Knesset and Office of the President of Israel, and directing fundraising events. From 2007 to 2009, Ms. Dzikowski served as Director of Development and Marketing at Israel Venture Network (IVN), leading fundraising for a social impact investment fund, expanding member networks, and supporting portfolio organizations. From 2003 to 2007, she was Executive Director, East Coast Region, at the FIDF Foundation in New York, managing large-scale fundraising operations, staff, budgets, and donor relations across the U.S. East Coast. From 1996 to 2003, Ms. Dzikowski held roles in television news, including Assignment Editor at Channel 2 News (now Channel 12), supervising newsroom operations and communications with government and military institutions, and Foreign News Producer at Channel 1 News (now Kan 11), producing international coverage and coordinating foreign reporting. Ms. Dzikowski holds a Master of Public Administration (MPA) from Clark University (1999) and a Bachelor of Arts in Communications & Management from the Israel College of Management (1997). She is a member of the Board of the Young Friends of the Tel Aviv Museum of Art and the Board of Thelma Yellin School of Arts.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Corporate Governance

Board of Directors and Board Committees

Our stock (symbol: VWAV) is listed on the NASDAQ Global Market. Under the rules of Nasdaq, “independent” directors must make up a majority of a listed company’s board of directors. In addition, applicable NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent within the meaning of the applicable NASDAQ rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Our board of directors currently consists of 5 members. Our board of directors has determined that Eric Shuss, Chuck Hansen and Haggai Ravid qualify as independent directors in accordance with the NASDAQ Global Market, or NASDAQ listing requirements. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least 3 years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by NASDAQ rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us regarding each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

As required under NASDAQ rules and regulations and in expectation of listing on NASDAQ, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

Board Leadership Structure and Board’s Role in Risk Oversight

Douglas Davis is the Executive Chairman. The Chairman has authority, among other things, to preside over the Board meetings and set the agenda for the Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board. We currently believe that separation of the roles of Chairman and Chief Executive Officer ensures appropriate oversight by the Board of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board may periodically review its leadership structure.

Our Board is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories, financial and product commercialization. The audit committee oversees management of financial risks; our Board regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The Board regularly reviews plans, results and potential risks related to our system-wide restaurant growth, brand awareness and menu offerings. Our Compensation Committee is expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on the Company.

Committees of the Board of Directors

The Board of Directors has already established an audit committee (the “Audit Committee”), a Compensation Committee (the “Compensation Committee”) and a Nominating and Corporate Governance Committee (“Governance Committee”). The composition and function of each committee are described below.

Audit Committee

The Audit Committee has three members, including Messrs. Shuss, Hansen and Ravid. Mr. Ravid serves as the chairman of the Audit Committee and satisfies the definition of “audit committee financial expert”.

Our audit committee is authorized to:

●	approve and retain the independent auditors to conduct the annual audit of our financial statements;

●	review the proposed scope and results of the audit;

●	review and pre-approve audit and non-audit fees and services;

●	review accounting and financial controls with the independent auditors and our financial and accounting staff;

●	review and approve transactions between us and our directors, officers and affiliates;

●	recognize and prevent prohibited non-audit services; and

●	establish procedures for complaints received by us regarding accounting matters; oversee internal audit functions, if any.

Compensation Committee

The Compensation Committee has three members, including Messrs. Shuss, Hansen and Ravid. Mr. Hansen serves as the chairman of the Compensation Committee.

Our Compensation Committee is authorized to:

●	review and determine the compensation arrangements for management;

●	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

●	administer our stock incentive and purchase plans; and

●	review the independence of any compensation advisers.

Nominating and Corporate Governance Committee

The Governance Committee has three members, including Messrs. Shuss, Hansen and Ravid. Mr. Shuss serves as the chairman of the Governance Committee.

The functions of our Governance Committee, among other things, include:

●	identifying individuals qualified to become board members and recommending director;

●	nominees and board members for committee membership;

●	developing and recommending to our board corporate governance guidelines;

●	review and determine the compensation arrangements for directors; and

●	overseeing the evaluation of our board of directors and its committees and management.

Our goal is to assemble a Board that brings together a variety of skills derived from high quality business and professional experience.

Business Development Committee

On December 8, 2025, the Board established a Business Development Committee of the Board and adopted a written charter for the committee (the “Charter”). The Business Development Committee is tasked with assisting the Board in identifying, evaluating, and developing strategic business development opportunities, including mergers, acquisitions, joint ventures, strategic partnerships, licensing arrangements, and other growth initiatives. The Board appointed Ms. Nagypal and Ms. Dzikowski, each independent directors of the Company, as the initial members and Ms. Dzikowski shall serve as the Chairperson of the Business Development Committee. As consideration for serving as Chairperson Business Development Committee, Ms. Dzikowski receives $120,000 in cash and $60,000 in shares of common stock half of which vests upon commencing service and half of which vests on the six month anniversary.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee, at any time, has been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers on our Board of Directors or Compensation Committee. For a description of transactions between us and members of our Compensation Committee and affiliates of such members, please see “Certain Relationships and Related Party Transactions”.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all our employees, officers and directors, including those officers responsible for financial reporting.

Family Relationships

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

To our knowledge, none of our directors and executive officers has at any time been subject to any proceedings:

●	that were initiated by any regulatory, civil or criminal agency

●	in which claims alleging fraud were asserted and seeking damages in excess of $100,000

Code of Ethics

We have adopted a Code of Business Conduct and Ethics Policy (the “Code of Ethics”) that applies to all directors and officers, which is available upon request. The Code of Ethics describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. As adopted, the Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	compliance with applicable governmental laws, rules and regulations;

●	the prompt internal reporting of violations of the Code of Ethics to the appropriate person or persons identified in the code; and

●	accountability for adherence to the Code of Ethics.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2025 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Equity Award Grant Practices

Equity awards are made by the Compensation Committee, are discretionary and are not granted to executive officers and employees at any specific time in the year. In July 2025 the Board adopted a Policy on Granting Equity Awards (“Equity Policy”). Under the Equity Policy, awards to employees shall be made on a date when the Company’s insider trading window is “open” (i.e., when the Company is not in possession of material non-public information), and which is at least five business days after the most recent release of the Company’s quarterly or annual earnings, or Form 8-K Current Report that discloses material non-public information. With respect to grants made to executive officers, and new hires who will become executive officers the Company shall not grant and/or price of stock options or other incentive securities under any securities-based compensation arrangement of the Company during the period beginning four (4) business days before and ending one (1) business day after the filing by the Company of a Form 10-Q Quarterly Report, Form 10-K Annual Report or Form 8-K Current Report that discloses material non-public information (other than a current report on Form 8–K disclosing a material new option award grant under Item 5.02I of that form). Grants of stock options to new hires (other than those who will become Section 16 officers), will not be subject to the same restrictions but will be made on the later of the date of approval of the grant by the Compensation Committee and the date of commencement of employment.

Annual grants of equity awards to members of the Board shall be effective within three business days after the date of the Annual Stockholders Meeting at which such Director is elected or re-elected (subject that being in an open period in accordance with the previous paragraph). For Directors appointed other than at an Annual Stockholders Meeting, initial grants of equity awards shall be effective on the date the Director is appointed (subject that being in an open period in accordance with the previous paragraph).

In each case where applicable, the exercise/grant price for an award will be equal to the closing market price of our common stock on the grant date.

Item 11. Executive Compensation

The below table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to (i) all individuals serving as the Company’s principal executive officers or acting in a similar capacity during the last completed fiscal year, regardless of compensation level, and (ii) the Company’s two most highly compensated executive officers other than the principal executive officers serving at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Title	Year	($)	($)	($)	($)	($)	($)

Noam Kenig	2025	37,500	—	9,388,906	—	—	9,426,406
Chief Executive Officer (1)	2024	—	—	—	—	—	—
Doug Davis	2025	157,500	—	9,388,906	—	—	9,546,406
Executive Chairman	2024	240,000	—	—	—	—	240,000
Erik Klinger	2025	65,000	—	—	—	—	65,000
Chief Financial Officer	2024	115,000	—	—	—	—	115,000
Danny Rittman	2025	30,000	—	2,347,226	—	—	2,377,226
Chief Technology Officer	2024	—	—	—	—	—	—
David Allon	2025	10,000	—	2,981,766	—	—	2,991,766
Chief Operating Officer	2024	—	—	—	—	—	—
Elad Shoval	2025	10,000	—	2,981,766	—	—	2,991,766
Chief Revenue Officer	2024	—	—	—	—	—	—
Jez Williman	2025	10,000	—	1,490,883	—	—	1,500,883
Senior Systems Engineer	2024	—	—	—	—	—	—

(1)	Resigned on December 29, 2025.

Compensation Recovery Policy

On May 29, 2025, the Board of the Company adopted the Compensation Recovery Policy (the “Policy”). The Policy was adopted to comply with the requirements of Rule 10D-1 under the Securities Exchange Act of 1934, as amended, and Rule 5608 of the Nasdaq Listing Rules. The Policy provides for the recovery of certain incentive-based compensation received by current and former executive officers of the Company in the event the Company is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws.

Employment Agreements

August 6, 2025 Agreements

On August 6, 2025, the Company entered into employment agreements with Douglas Davis (Executive Chairman), Noam Kenig (Chief Executive Officer), and Danny Rittman (Chief Technology Officer) (collectively, the “August Executives”). Each agreement has an initial three-year term commencing August 6, 2025, with automatic one-year renewals unless terminated with at least 30 days’ prior written notice. On December 29, 2025, Mr. Kenig resigned as Chief Executive Officer and as a member of the Board of Directors of the Company, effective immediately for personal reasons. Mr. Kenig's resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. As a result of Mr. Kenig’s resignation Mr. Kenig’s Employment Agreement was terminated. Mr. Davis was appointed as Interim Chief Executive Officer.

Under the employment agreement, Mr. Davis receives an initial base salary of $150,000 annually, increasing to $300,000 upon the Company achieving $3 million in revenue in any 90-day period and to $600,000 upon achieving $6 million in such a period, with further adjustments to fair market rates thereafter. Mr. Rittman receives an initial base salary of $120,000 annually, increasing to $240,000 upon $3 million in revenue in any 90-day period and to $360,000 upon $6 million in such a period, with further adjustments to fair market rates. Mr. Davis and Mr. Kenig are each eligible for an annual performance bonus targeted at 2% of the Company’s net income as reflected in its SEC-filed financial statements.

The August Executives are entitled to four weeks of paid vacation annually, participation in the Company’s benefit plans (including medical, dental, vision, disability, life insurance, and 401(k)), and reimbursement of reasonable business expenses. Upon termination without cause or resignation for good reason, each is entitled to severance equal to the greater of $600,000 or two times their then-current base salary, payable within six months and subject to execution of a general release. In the event of a change in control followed by termination within three months, all outstanding equity awards vest immediately and severance becomes payable. The agreements include standard provisions for termination for cause, death, disability, or without good reason, with limited payments in such cases.

Each August Executive also entered into a Proprietary Information, Inventions Assignment, Non-Solicitation, and Non-Competition Agreement, as well as a Mutual Agreement to Arbitrate.

Pursuant to these agreements and the 2025 Omnibus Equity Incentive Plan (the “Plan,” subject to shareholder approval), the Company granted nonstatutory stock options to Mr. Davis and Mr. Kenig to purchase 2,000,000 shares each and to Mr. Rittman to purchase 500,000 shares. Mr. Kenig’s options were terminated upon his resignation. Each option has an exercise price of $7.20 per share (fair market value on the grant date), vests in twelve equal quarterly installments over four years commencing on the date of shareholder approval of the Plan, is exercisable for five years from the grant date, and permits cashless exercise. The grants are contingent upon shareholder approval of the Plan; if not approved, they become null and void.

September 2, 2025 Agreements

On September 2, 2025, the Company entered into employment agreements with Elad Shoval (Chief Revenue Officer), David Allon (Chief Operating Officer), and Jaz Williman (Senior Systems Engineer – UGV) (collectively, the “September Executives”). Each agreement has an initial three-year term commencing September 2, 2025, with automatic one-year renewals unless terminated with at least 30 days’ prior written notice.

Under these agreements, Mr. Shoval and Mr. Allon each receive an initial base salary of $120,000 annually, increasing to $240,000 upon the Company achieving $10 million in revenue in any 90-day period and to $360,000 upon achieving $60 million in such a period, with further adjustments to fair market rates thereafter. Mr. Williman receives an initial base salary of $120,000 annually, increasing to $200,000 upon $10 million in revenue in any 90-day period and to $300,000 upon $60 million in such a period, with further adjustments to fair market rates. Mr. Shoval is eligible for an annual performance bonus targeted at 0.05% of the Company’s net revenue as reflected in its financial statements, Mr. Allon at 0.5% of net income, and Mr. Williman at 0.35% of net income.

The benefits, severance, change-in-control, and other termination provisions for the September Executives are identical to those for the August Executives.

Each September Executive also entered into a Proprietary Information, Inventions Assignment, Non-Solicitation, and Non-Competition Agreement, as well as a Mutual Agreement to Arbitrate.

Pursuant to these agreements and the Plan (subject to shareholder approval), the Company granted non-statutory stock options to Mr. Shoval and Mr. Allon to purchase 500,000 shares each and to Mr. Williman to purchase 250,000 shares. Each option has an exercise price of $9.09 per share (fair market value on the grant date), with vesting, exercisability, and contingency terms identical to those for the August Executives’ options.

Grant of Plan-Based Awards

During the calendar year ended September 30, 2025, the following grants were made to named executive officers:

●	the Company granted non-statutory stock options to Mr. Davis and Mr. Kenig to purchase 2,000,000 shares each and to Mr. Rittman to purchase 500,000 shares. Each option has an exercise price of $7.20 per share (fair market value on the grant date), vests in twelve equal quarterly installments over four years commencing on the date of shareholder approval of the Plan, is exercisable for five years from the grant date, and permits cashless exercise. The grants are contingent upon shareholder approval of the Plan; if not approved, they become null and void. Mr. Kenig’s option was terminated as a result of Mr. Kenig’s resignation.

●	the Company granted non-statutory stock options to Mr. Shoval and Mr. Allon to purchase 500,000 shares each and to Mr. Williman to purchase 250,000 shares. Each option has an exercise price of $9.09 per share (fair market value on the grant date), with vesting, exercisability, and contingency terms identical to those for the August Executives’ options.

There were no other grants of plan-based awards or common stock options, to other named executive officers during the years ended September 30, 2025 and 2024.

Outstanding Equity Awards to Executive Officers

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of September 30, 2025

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Noam Kenig (1)	2,000,000	—	—	4.85	8/6/2030
Doug Davis	2,000,000	—	—	4.85	8/6/2030
Danny Rittman	500,000	—	—	4.85	8/6/2030
David Allon	500,000	—	—	4.92	9/2/2029
Elad Shoval	500,000	—	—	4.92	9/2/2029
Jez Williman	250,000	—	—	4.92	9/2/2029

(1)	Mr. Kenig resigned December 29, 2025

Option Exercises and Stock Vested Table

No named executive officer exercised any stock options or had any stock awards vest during the fiscal year ended September 30, 2025. All stock options granted to the named executive officers in August and September 2025 remain unvested as of September 30, 2025, with vesting commencing only upon shareholder approval of the 2025 Omnibus Equity Incentive Plan.

Compensation of Directors

Fiscal Year Ended September 30, 2025

Name	Fees Earned or Paid in Cash ($$ )	Stock Awards ( $$) (1)	Option Awards ($$ )	Non-Equity Incentive Plan Compensation ( $$)	All Other Compensation ($$ )	Total ( $$)
Douglas Davis (2)	—	—	—	—	—	—
Noam Kenig (2)	—	—	—	—	—	—
Eric Shuss	6,000	60,000	—	—	—	66,000
Chuck Hansen	9,333	60,000	—	—	—	69,333
Haggai Ravid	9,333	60,000	—	—	—	69,333
Judit Nagypal	—	—	—	—	—	—
Atara Dzikowski	—	—	—	—	—	—

(1) Amounts reflect the grant-date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718. On or about September 9, 2025, each of Messrs. Shuss, Hansen, and Ravid received 5,245 shares of restricted common stock with a grant-date fair value of $60,000, vesting in full after one year of service.

(2) Messrs. Davis and Kenig are named executive officers and do not receive any additional compensation for their service as directors. Their compensation is fully reflected in the Summary Compensation Table. Mr. Kenig resigned December 29, 2025.

During the fiscal year ended September 30, 2025, independent directors Eric Shuss, Chuck Hansen, and Haggai Ravid, who joined the Board in August 2025, each accrued prorated cash retainers of $6,000 (representing prorated payment of the $36,000 annual retainer) and received an annual equity award of restricted stock valued at $60,000 (5,245 shares each). Further, Chuck and Hansen each accrued committee chair fees of $3,333.

Judit Nagypal and Atara Dzikowski were appointed to the Board after the fiscal year-end, on November 26, 2025, and December 8, 2025, respectively, and received no compensation during the fiscal year ended September 30, 2025. Ms. Dzikowski’s additional compensation for serving as Chairperson of the Business Development Committee (established December 8, 2025) will be reflected in future periods. The Company reimburses all directors for reasonable out-of-pocket expenses incurred in connection with Board service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 30, 2025, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of Common Stock shown as beneficially owned by the stockholder. Shares of Common Stock that are currently exercisable or convertible within 60 days of December 30, 2025 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the address of each stockholder is c/o VisionWave Holdings, Inc. at 300 Delaware Avenue, Suite 210 #301, Wilmington, Delaware 19801.

The beneficial ownership of VisionWave’s Common Stock is based on 15,016,603 shares of Common Stock issued and outstanding immediately following consummation of the Business Combination. References to “common stock” in the table below and its related footnotes are to the VisionWave’s Common Stock.

Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Class
Douglas Davis (1)(6) ^	484,000	3.22%
Eric T. Shuss (1)^	11,801	*
Chuck Hansen (1)^	5,245	*
Haggai Ravid (1)^	5,245	*
Judit Nagypal (1)^	3,448	*
Erik Klinger (1) ^	—	*
Danny Rittman (1)(8) ^	—	*
GBT Tokenize Corp. 8557 W. Knoll West Hollywood, CA 90069 (2)	897,102	5.97%
GBT Technologies, Inc. 8557 W. Knoll West Hollywood, CA 90069 (3)	2,020,500	13.46%
Magic International Argentina FC S.L. Calle Isla Formentera 135 EL Casar, Guadalajara, Spain (4)	2,020,500	13.46%
Stanley Hills LLC 164 N. Stanley Beverly Hills, CAL 90211 (5)	4,041,398	26.91%
Highbridge Capital Management, LLC (9) 277 Park Avenue, 23rd Floor New York, New York 10172 (7).	950,114	6.33%
Goldman Sachs & Co. LLC (9) 200 West Street New York, New York 10282	798,260	5.32%

* Less than 1%.

 ^ Executive officer and/or director of VisionWave Holdings, Inc.

(1)	The business address of each of the individuals is c/o VisionWave Holdings Inc., 300 Delaware Ave., Suite 210 # 301, Wilmington, DE 19801.

(2)	Michael Murray exercises sole voting and dispositive power with respect to the shares held by GBT Tokenize Corp.

(3)	Mansour Khatib and Michael Murray exercises sole voting and dispositive power with respect to the shares held by GBT Technologies Inc.

(4)	Sergio Fridman exercises sole voting and dispositive power with respect to the shares held by Magic International Argentina FC S.L.

(5)	Anat Attia exercises sole voting and dispositive power with respect to the shares held by Stanley Hills, LLC.

(6)	Shares are held by Instant Fame LLC, which is controlled by Mr. Davis. Mr. Davis has been granted a stock option to acquire 2,000,000 shares at an exercise price of $7.20 per share vesting in twelve (12) equal quarterly installments over four (4) years, commencing on the date of shareholder approval of the 2025 Plan. The options are exercisable for five (5) years from the grant date and allow for cashless exercise. The grants are contingent upon shareholder approval of the Plan; if not approved, the Options will be null and void.

(7)	Intentionally left blank.

(8)	Mr. Rittman has been granted a stock option to acquire 500,000 shares at an exercise price of $7.20 per share vesting in twelve (12) equal quarterly installments over four (4) years, commencing on the date of shareholder approval of the 2025 Plan. The options are exercisable for five (5) years from the grant date and allow for cashless exercise. The grants are contingent upon shareholder approval of the Plan; if not approved, the Options will be null and void.

(9)	Based solely on information contained in a Schedule 13G filed with the SEC by the holder. The Schedule 13G indicates that the reporting person(s) have shared voting power and shared dispositive power (or, if applicable, sole voting and/or dispositive power) with respect to the shares set forth above. The Company has not independently verified this information and makes no representation as to its accuracy.

Item 13. Certain Relationships and Related Transactions and Director Independence

Policies and Procedures for Related Party Transactions

Pursuant to the written charter of our Audit Committee, the Audit Committee will be responsible for reviewing and approving, prior to our entry into any such transaction, all related party transactions and potential conflict of interest situations involving:

●	any of our directors, director nominees or executive officers;

●	any beneficial owner of more than 5% of our outstanding stock; and

●	any immediate family member of any of the foregoing.

Our Audit Committee will review any financial transaction, arrangement or relationship that:

●	involves or will involve, directly or indirectly, any related party identified above;

●	would cast doubt on the independence of a director;

●	would present the appearance of a conflict of interest between us and the related party; or

●	is otherwise prohibited by law, rule or regulation.

The Audit Committee will review each such transaction, arrangement or relationship to determine whether a related party has, has had or expects to have a direct or indirect material interest. Following its review, the Audit Committee will take such action as it deems necessary and appropriate under the circumstances, including approving, disapproving, ratifying, canceling or recommending to management how to proceed if it determines a related party has a direct or indirect material interest in a transaction, arrangement or relationship with us. Any member of the Audit Committee who is a related party with respect to a transaction under review will not be permitted to participate in the discussions or evaluations of the transaction; however, the Audit Committee member will provide all material information concerning the transaction to the Audit Committee. The Audit Committee will report its action with respect to any related party transaction to the board of directors.

Founder Shares

On October 20, 2022, pursuant to an SPA, the sponsor of Bannix Acquisition Corp. (the “Sponsor”) acquired an aggregate of 385,000 shares of common stock of Bannix Acquisition Corp. from Bannix Management LLP, Balaji Venugopal Bhat, Nicholos Hellyer, Subbanarasimhaiah Arun, Vishant Vora and Suresh Yezhuvath and 90,000 private placement units from Suresh Yezhuvath (collectively, the “Sellers”) in a private transaction.

Bannix Acquisition Corp.’s original sponsors were Subash Menon and Sudeesh Yezhuvath (through their investment entity Bannix Management LLP), Suresh Yezhuvath and Seema Rao (collectively, the “Former Sponsor”). Further, the anchor investors are Sea Otter Holdings LLC BD Series, Sixth Borough Capital Fund LP and Better Works LLC (which we refer to, collectively, as the “Anchor Investors”). “Other Investors”, which acquired 16,668 shares of commons stock from the founder, refer to Sagar Pravinchandra Khakhara, Asha Devi Rathore, Ekta Zile Singh and Rahul Kalra. The Former Sponsor, Sponsor, Other Investors, Anchor Investors, directors and officer have agreed not to transfer, assign or sell the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property. The Company refers to such transfer restrictions as the “lock-up”. Notwithstanding the foregoing, if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

At September 30, 2025 and 2024, there were 2,524,000 shares of common stock outstanding owned or controlled by the Former Sponsor, Sponsor, Other Investors, Anchor Investors, directors and officers.

Transactions with a Related Party

Due to Related Parties

The balance on September 30, 2025 and 2024 in Due to Related Parties totaled $2,434,492 and $69,133, respectively, consists of the following transactions:

Schedule of Due to Related Parties
	September 30,	September 30,
	2025	2024
Suresh Yezhuvath (1)	$223,960	$—
Subash Menon (1)	—	—
Bannix Management LLP (1)	—	—
Instant Fame and affiliated parties (1)	840,000	—
Stanley Hills (1)	785,252	—
Accrued executive compensation (2) (3)	250,000	—
Anat Attia	335,280	69,133
	$2,434,492	$69,133

(1) Liability assumed at the closed of the Reverse acquisition net of subsequent payments and net offs. During the quarter ended, upon agreement by and amount the related parties, $235,333 of balances owing to Bannix Management LLP and $4,737 of balances of Subash Menon was transferred to Stanley Hill and $200,000 of balances owed to Subash Menon was transferred to Suresh Yezhuvath.

(2) Accrued executive compensation

Represents compensation expense owing to executives. At the close of the reverse acquisition $220,000 and $45,000 were owed to Doug Davis and Erik Klinger, respectively. At September 30, 2025, $25,000, $180,000 and $55,000 were owed to Noam Kenig, Doug Davis and Erik Klinger respectively.

(3) Deferment of Related Party Transactions

On December 26, 2024 and revised on February 4, 2025, April 19, 2025 and May 25, 2025, the Company entered into several agreements to defer certain transaction costs and obligations associated with its proposed Business Combination until after the closing of the proposed Business Combination. The deferred obligations in connection with related parties include:

●	an aggregate of $2,019,200 owed to the Sponsor and its affiliates, including promissory notes, administrative support fees, and advances due only after any Pre-Paid Advance issued in connection with the SEPA is repaid in full.

On January 19, 2025, the CEO of the Company agreed to defer $110,400 of compensation expense due him. These costs would have been payable no later than three (3) months following the closing of the proposed Business Combination. On May 25, 2025, the agreement was modified such that the payable is due only after any Pre-Paid Advance issued in connection with the SEPA is repaid in full.

All deferred payments will be made exclusively from the working capital of the post-closing entity or funds raised following the closing. These deferments provide the Company with the financial flexibility to focus on completing the transaction while ensuring that all obligations are met within the agreed timeframes.

On April 8, 2025, with an effective date of March 31, 2025, the Company entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of VisionWave Technologies. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to the Company, sufficient to fund the working capital needs through December 29, 2026. The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the Board of Directors, and only to the extent such repayment would not impair the Company’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the financial statement.

Under the deferment agreements, all amounts owed to the Sponsor and its affiliates, including promissory notes, administrative support fees, and advances due only after any Pre-Paid Advance issued in connection with the SEPA is repaid in full.

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for each of the last two years for professional services rendered by RBSM LLP, the independent registered public accounting firm (PCAOB ID 587) or the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements for its quarterly reports (Form 10-Q) are reported below.

The total fees billed by RBSM LLP in 2025 aggregated $81,000 which includes fees for the audit of financial statements and review of the quarterly financial statements for 2025.

The total fees billed by RBSM LLP in 2024 aggregated $87,500 which includes fees for the audit of financial statements and review of the quarterly financial statements for 2024.

The Audit Committee by its Charter pre-approves all audit services to be provided to the Company, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the Company by the independent auditor. The Audit Committee approved the services rendered for the audit of the financial statements for the year ended September 30, 2025 and September 30, 2024 in addition to the services rendered for the filing of the quarterly financial statements on Form 10-Q in 2025 and 2024.

						$’s in 000’s
	Audit	Taxes	Filings		Accounting	Total
2025	$81,000	$—	$		$—	$81,000
2024	$87,500	$—		$—	$—	$87,500

The current policy of the directors, acting via the Audit Committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit related fees include fees for the annual audit of the financial statements and review of financial statements included in 10K and Q filings.

PART IV

Item 15. Exhibits & Financial Statements Schedules

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Merger Agreement and Plan of Reorganization by and among Bannix Acquisition Corp., VisionWave Holdings, Inc., BNIX Merger Sub, Inc. and BNIX VW Merger Sub, Inc. dated September 6, 2024 (included as Annex A to the proxy statement/prospectus)	Form S-4	333-284472	2.1	April 18, 2025
3.1	Amended and Restated Certificate of Incorporation of VisionWave Holdings Inc.	Form 8-K	001-42741	3.1	July 14, 2025
3.2	Amended and Restated Bylaws of VisionWave Holdings Inc.	Form 8-K	001-42741	3.1	December 10, 2025
10.1	VisionWave Holdings Inc. 2024 Incentive Equity Plan	Form 8-K	001-42741	10.1	July 14, 2025
10.2	Standby Equity Purchase Agreement, dated July 25, 2025, between VisionWave Holdings, Inc. and YA II PN, Ltd.	Form 8-K	001-42741	10.1	July 28, 2025
10.3	Form of Convertible Promissory Notes issued to YA II PN, Ltd.	Form 8-K	001-42741	10.2	July 28, 2025
10.4	Registration Rights Agreement, dated July 25, 2025, between VisionWave Holdings, Inc. and YA II PN, Ltd.	Form 8-K	001-42741	10.3	July 28, 2025
10.5	Global Guaranty Agreement by VisionWave Technologies, Inc. in favor of YA II PN, LTD. dated July 25, 2025	Form 8-K	001-42741	10.4	July 28, 2025
10.6	2025 Omnibus Equity Incentive Plan	Form 8-K	001-42741	10.1	August 6, 2025
10.7	Employment Agreement, dated August 6, 2025, by and between the Company and Douglas Davis	Form 8-K	001-42741	10.2	August 6, 2025
10.8	Employment Agreement, dated August 6, 2025, by and between the Company and Noam Kenig	Form 8-K	001-42741	10.3	August 6, 2025
10.9	Employment Agreement, dated August 6, 2025, by and between the Company and Danny Rittman	Form 8-K	001-42741	10.4	August 6, 2025
10.10	Form of Nonstatutory Stock Option Agreement, dated August 6, 2025	Form 8-K	001-42741	10.5	August 6, 2025
10.11	Form of Proprietary & Confidential Information, Inventions Assignment, Non-Solicitation and Non-Competition Agreement	Form 8-K	001-42741	10.6	August 6, 2025
10.12	Form of Mutual Agreement to Arbitrate	Form 8-K	001-42741	10.7	August 6, 2025
10.13	Form of Securities Purchase Agreement dated July 15, 2025	Form 10-Q	001-42741	10.13	August 19, 2025
10.14	Form of Promissory Note dated July 15, 2025	Form 10-Q	001-42741	10.14	August 19, 2025
10.15++	Strategic Joint Venture Agreement, dated August 25, 2025, by and among VisionWave Holdings, Inc., AIPHEX LTD, GBT Tokenize Corp., and GBT Technologies, Inc.	Form 8-K	001-42741	10.1	August 26, 2025
10.16	Employment Agreement, dated September 2, 2025, by and between the Company and Elad Shoval - CRO	Form 8-K	001-42741	10.1	September 3, 2025
10.17	Employment Agreement, dated September 2, 2025, by and between the Company and David Allon - COO	Form 8-K	001-42741	10.2	September 3, 2025
10.18	Employment Agreement, dated September 2, 2025, by and between the Company and Jez Williman - Senior Systems Engineer – UGV	Form 8-K	001-42741	10.3	September 3, 2025
10.19	Form of Nonstatutory Stock Option Agreement	Form 8-K	001-42741	10.4	September 3, 2025
10.20	Memorandum of Understanding, dated September 2, 2025, by and between VisionWave Holdings, Inc. and VEDA Aeronautics Private Limited.	Form 8-K	001-42741	10.1	September 5, 2025
10.21	Letter Agreement, dated September 11, 2025, between VisionWave Holdings, Inc. and YA II PN, Ltd.	Form 8-K	001-42741	10.1	September 12, 2025
10.22	Convertible Promissory Note, dated September 11, 2025, issued by VisionWave Holdings, Inc. to YA II PN, Ltd.	Form 8-K	001-42741	10.2	September 12, 2025
10.23	Form of Convertible Promissory Note to be issued by VisionWave Holdings, Inc. to YA II PN, Ltd.	Form 8-K	001-42741	10.3	September 12, 2025
10.24	Form of Independent Director Engagement Agreement	Form 8-K	001-42741	10.1	September 12, 2025
10.25	Form of Compensation Agreement between VisionWave Holdings, Inc. and former directors of Bannix Acquisition Corp.	Form 8-K	001-42741	10.2	September 12, 2025
10.26	Consulting Agreement, dated September 26, 2025, by and between VisionWave Holdings, Inc. and Crypto Treasury Management Group, LLC.	Form 8-K	001-42741	10.1	September 30, 2025
10.27	PVML Ltd. Order Form between VisionWave Holdings, Inc. and PVML Ltd., dated October 5, 2025 (effective October 9, 2025)	Form 8-K	001-42741	10.1	October 9, 2025
10.28	Share Purchase Agreement, dated as of December 3, 2025, by and among VisionWave Holdings, Inc., BladeRanger Ltd., and Solar Drone Ltd.	Form 8-K	001-42741	10.1	December 3, 2025
14.1	Code of Ethics of VisionWave Holdings Inc.	Form 8-K	001-42741	14.1	July 22, 2025
21.1	List of Subsidiaries	Form S-1	333-289952	21.1	August 29 2025
23.1*	Consent of RBSM LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97	Compensation Recovery Policy of VisionWave Holdings Inc., effective May 29, 2025	Form 8-K	001-42741	99.3	July 22, 2025
99.1	Policy on Granting Equity Awards of VisionWave Holdings Inc., adopted July 16, 2025	Form 8-K	001-42741	99.1	July 22, 2025
99.2	Insider Trading Policy of VisionWave Holdings Inc., adopted July 16, 2025	Form 8-K	001-42741	99.2	July 22, 2025
99.3	Business Development Committee Charter of VisionWave Holdings, Inc. adopted December 8, 2025	Form 8-K	001-42741	99.1	December 10, 2025
107	Calculation of Registration Fee	Form S-1	333-289952	107	August 29, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VisionWave Holdings, Inc.

By: /s/Douglas Davis
Name: Douglas Davis
Title: Executive Chairman of the Board of Directors and Interim Chief Executive Officer (Principal Executive Officer)

By: /s/Erik Klinger
Name: Erik Klinger
Title: Chief Executive Officer (Principal Financial and Accounting Officer)

Dated: December 30, 2025

In accordance with the Exchange Act, this report has been signed below by the following persons on December 30, 2025 on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/Douglas Davis	Executive Chairman of the Board of Directors
Douglas Davis	Interim Chief Executive Officer
(Principal Executive Officer)

/s/Eric T. Shuss	Director
Eric T. Shuss

/s/Chuck Hansen	Director
Chuck Hansen

/s/Haggai Ravid	Director
Haggai Ravid

/s/Erik Klinger	Chief Financial Officer
Erik Klinger	(Principal Financial and Accounting Officer)

/s/Danny Rittman	Chief Technology Officer
Danny Rittman

/s/Judit Nagypal	Director
Judit Nagypal

/s/Atara Dzikowski	Director
Atara Dzikowski

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID# 587)	F-2
Consolidated Balance Sheets as of September 30, 2025 and 2024	F-3
Consolidated Statements of Operations for the year ended September 30, 2025 and for the period from March 20, 2024 (inception) to September 30, 2024	F-4
Consolidated Statements of Changes in Stockholders’ Deficit for the year ended September 30, 2025 and for the period from March 20, 2024 (inception) to September 30, 2024	F-5
Consolidated Statements of Cash Flows for the year ended September 30, 2025 and for the period from March 20, 2024 (inception) to September 30, 2024	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

VisionWave Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VisionWave Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2025 and for the period from March 20, 2024 (inception) to September 30, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the year ended September 30, 2025 and for the period from March 20, 2024 (inception) through September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2023. PCAOB ID 587
New York, NY
December 30, 2025

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	September 30, 2024
Assets
Current Assets:
Cash	$2,284,933	$3,014
Prepaid expenses and other current assets	189,549	—
Advance to supplier	98,250	—
Due from related party	120,000	—
Total Current Assets	2,692,732	3,014
Investment in securities designated for sale	281	10,000
Total Assets	$2,693,013	$13,014

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,917,834	$15,000
Customer deposit	108,006	—
Income taxes payable	994,704	—
Excise tax payable	943,039	—
Promissory notes - Evie	1,003,995	—
Due to related parties	2,434,492	69,133
Convertible notes Payable, net of unamortized debt issuance cost	4,861,390	—
Deferred underwriters’ discount	225,000	—
Total Current Liabilities	14,488,460	84,133
Total Liabilities	14,488,460	84,133

Commitments and Contingencies (Note 11)

Stockholders’ Deficit
Preferred stock, par value $0.01, authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $0.01; authorized 150,000,000 shares and 14,521,094 and 11,000,000 shares issued and outstanding at September 30, 2025 and 2024, respectively	145,211	110,000
Additional paid-in capital	3,168,248	151,000
Accumulated deficit	(15,108,906)	(332,119)
Total Stockholders’ Deficit	(11,795,447)	(71,119)
Total Liabilities and Stockholders’ Deficit	$2,693,013	$13,014

The accompanying notes are an integral part of these consolidated financial statements.

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended September 30,	For the period from March 20, 2024 (inception) to September 30,
	2025	2024

Operating expenses:
General and administrative	$5,416,619	$328,469
Research and development	156,462	3,650
Sales and marketing	1,168,108	—
Total operating expenses	6,741,189	332,119
Loss from operations	(6,741,189)	(332,119)

Other (expense) income:
Interest income	418	—
Interest expense	(59,327)	—
Change in fair value of convertible notes payable	147,347	—
Gain from sale of marketable securities	104,656	—
Total other (expense) income, net	193,094	—

Loss before provision for income taxes	(6,548,095)	(332,119)
Provision for income taxes	—	—
Net loss	$(6,548,095)	$(332,119)

Basic and diluted weighted average shares outstanding	11,741,353	9,044,585
Basic and diluted net loss per share	(0.56)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM MARCH 20, 2024 (INCEPTION) TO SEPTEMBER 30, 2024

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of March 20, 2024 (inception)	—	$—	$—	$—	$—
Issuance of common stock - Inception	4,041,146	40,411	(39,411)	—	1,000
Issuance of common stock - Purchasing intellectual Properties	4,041,146	40,411	(40,411)	—	—
Issuance of common stock - Investment by affiliate	897,135	8,972	1,028	—	10,000
Issuance of common stock - Service	2,020,573	20,206	229,794	—	250,000
Net loss	—	—	—	(332,119)	(332,119)
Balance as of September 30, 2024	11,000,000	$110,000	$151,000	$(332,119)	$(71,119)
Issuance of shares in business combination	2,540,324	25,403	(143,694)	(8,228,692)	(8,346,983)
Conversion of public and private rights	730,600	7,306	(7,306)	—	—
Issuance of Shares pursuant to the Standby Equity Purchase Agreement	200,000	2,000	468,000	—	470,000
Issuance of shares - Service	22,500	225	52,650	—	52,875
Exercise of warrants	1,008	10	11,582	—	11,592
Stock based compensation	26,662	267	2,636,016	—	2,636,283
Net loss	—	—	—	(6,548,095)	(6,548,095)
Balance as of September 30, 2025	14,521,094	$145,211	$3,168,248	$(15,108,906)	$(11,795,447)

The accompanying notes are an integral part of these consolidated financial statements.

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,	For the Period from March 20, 2024 (inception) to September 30,
	2025	2024
Cash flows from Operating Activities:
Net loss	$(6,548,095)	$(332,119)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Interest expense	38,737	—
Gain on investment of marketable securities	(104,656)	—
Change in fair value of convertible notes payable	(147,347)	—
Stock based compensation	2,636,283	250,000
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	(185,619)	—
Due from related party	(120,000)	—
Advance to supplier	(98,250)	—
Customer deposit	108,006	—
Accounts payable and accrued expenses	3,331,878	15,000
Deferred offering costs	(250,000)	—
Due to related parties	(1,588,603)	69,133
Excise tax payable	54,707	—
Income taxes payable	35,065	—
Net cash (used in) provided by operating activities	$(2,837,894)	$2,014

Cash flows from Investing Activities:
Proceeds from sale of marketable securities, net	114,375	—
Net cash provided by investing activities	114,375	0

Cash flows from Financing Activities:
Proceeds from issuance of common stock	—	1,000
Proceeds from business combination	23,846	—
Proceeds from issuance of convertible note	4,970,000	—
Proceeds from exercise of warrants	11,592	—
Net cash provide by financing activities	5,005,438	1,000

Net change in cash	2,281,919	3,014
Cash, beginning of the year	3,014	—
Cash, end of the year	$2,284,933	$3,014

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for taxes	—	—

Supplemental disclosure of noncash investing and financing activities:
Net liabilities assumed in business combination	$8,346,983	$—
Conversion of public and private rights in business combination	$7,306	$—
Non cash issuance of shares	$470,000	$—
Non cash issuance of shares for advisory services	$52,875	$—

The accompanying notes are an integral part of these consolidated financial statements.

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Business Operations

VisionWave Holdings, Inc. (“VW Holdings” or the “Company”) is a Delaware company incorporated in 2024. VW Holdings is the successor to Bannix Acquisition Corp., (“Bannix”) a blank check company incorporated in the state of Delaware on January 21, 2021 for the purpose of effecting mergers, capital stock exchange, asset acquisitions, stock purchases, reorganization or similar business combinations with one or more businesses (“Business Combination”).

Prior to the succession of Bannix by VW Holdings, on March 26, 2024, Bannix entered into a Business Combination Agreement (the “Original Agreement”), by and among Bannix, VisionWave Technologies, Inc., a Nevada corporation (“Target” or “VW Tech.”) and the shareholders of Target.

On September 6, 2024, Bannix entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Bannix, VisionWave Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Bannix (“VW Holdings”), BNIX Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of VisionWave (“Parent Merger Sub”), BNIX VW Merger Sub, Inc., a Nevada corporation and direct, wholly owned subsidiary of VisionWave (“Company Merger Sub”), and Target.

On July 14, 2025, Bannix closed its proposed merger with VisionWave Technologies Inc.

Note 2—Liquidity, Capital Resources and Going Concern

The Company’s primary sources of liquidity have been cash from financing activities. The Company had an accumulated deficit of $15,108,906 as of September 30, 2025. As of September 30, 2025, working capital deficit was $11,795,728 and cash was $2,284,933.

The Company received proceeds of approximately $23,846 as a result of the Reverse Acquisition in September 2025, after giving effect to stockholder redemptions and payment of transaction expenses in connection with the Reverse Acquisition. The Company received an additional $308,000 pursuant to the Securities Purchases agreement entered into on February 15, 2025 and $5,000,000 pursuant to the convertible promissory note agreements issued under the Standby Equity Purchase Agreement referenced below. The Company’s future capital requirements will depend on many factors, including the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional equity. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all.

On July 25, 2025, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (the “Investor”) pursuant to which the Company has the right to sell to the Investor up to $50 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA, from time to time during the term of the SEPA.

Going Concern Evaluation

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due. The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

On April 8, 2025, with an effective date of March 31, 2025, the Company entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of VisionWave Technologies. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to the Company, sufficient to fund the working capital needs through December 29, 2026. The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the Board of Directors, and only to the extent such repayment would not impair the Company’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the financial statement.

Management has determined that the agreement with Stanley Hills, cash receipts from customer arrangements, resource reallocation initiatives, additional insider investments and financing, along with its existing cash and committed affiliated support related combinations alleviated the risk about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

Note 3—Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and under the rules of the U.S. Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VisionWave Holdings Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant estimates include assumptions made in the valuation of the options, valuation of convertible notes and recoverability of deferred tax assets. Accordingly, the actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2025 and 2024, the Company had $1,774,899 and $0 deposits in excess of the Federal Depository Insurance Coverage, respectively. The Company has not experienced losses on these accounts.

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgement to determine whether the acquired net assets meets the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities assumed, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Any contingent consideration is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the consolidated statements of operations in the period of change.

When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date.

The Company accounts for certain business combinations that meet the definition of a reverse merger (also referred to as a reverse recapitalization) in accordance with ASC 805, Business Combinations, and ASC 810, Consolidation. A reverse merger occurs when the legal acquirer is determined to be the accounting acquiree, and the legal acquiree is determined to be the accounting acquirer. Accordingly:

●	No goodwill or intangible assets are recorded
●	The transaction is treated as a capital transaction in substance
●	The accounting acquirer’s assets and liabilities are carried forward at their historical carrying amounts
●	The accounting acquiree’s net assets are recognized at fair value, if applicable

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and 2024.

Investments

  The Company from time to time invests in equity securities. All marketable equity securities held by the Company are accounted for under “Accounting Standards Codification (“ASC”) Topic 320, “Investments - Debt and Equity Securities.” The Company accounts for available-for-sale equity investments at fair value. From time to time, if the Company determines that the available market price of an available for sale investments is not a reasonable indicator of the fair value, the Company will determine the best estimate of that fair value which is usually the cost.

Fair Value of Financial Instruments

The fair value of the Company’s cash, current assets and current liabilities approximates the carrying amounts represented in the accompanying consolidated balance sheets, due to their short-term nature.

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

As of September 30, 2025, other than the convertible notes discussed below, the Company did not hold any financial assets or liabilities that were measured at fair value on a recurring or nonrecurring basis.

Convertible notes payable

The Company follows FASB ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), when evaluating the accounting for its convertible instruments. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Convertible note instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date.

For convertible debt instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies FASB ASC 470, Debt ("ASC 470"), for the accounting of such instruments, including any premiums or discounts.

Offsetting Balances

In accordance with ASC Topic 210 “Balance Sheet”, the Company’s accounting policy is to offset assets and liabilities when a right of offset exist. Accordingly, the consolidated balance sheets include transactions with affiliated parties on a net basis.

Research and Development Cost

The Company accounts for research and development cost (“R&D”) in accordance with ASC Topic 730, “Research and Development”. R&D represents costs are expensed as incurred.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the Company applied the following five-step model that requires entities to exercise judgment:

(1) Identify the contracts or agreements with a customer: The purchase order is considered to be the contract with the customer. The Company’s revenue is derived from the customer orders evidenced by the contract with the customer.

(2) Identifying the performance obligations in the contract or agreement: The contract with the customer contains a single performance obligation: fulfillment of the customer’s order.

(3) Determine the transaction price: The Company’s arrangements pursuant to the contract require a full prepayment from the customer at a fixed price before the shipment of products. The transaction price is the amount that reflects the consideration which the Company expects to receive.

(4) Allocate the transaction price to the separate performance obligations: All transaction prices are allocated to the single performance obligation.

(5) Recognize revenue as each performance obligation is satisfied: This performance obligation is satisfied when control of the product is transferred to the customer, which occurred upon completion of the customer’s live testing.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

During the years ending September 30, 2025 and 2024, no revenue was recorded.

Cost of Goods Sold

The Company’s cost of goods sold is comprised of costs related to its commercial revenue, including the cost of sourcing the equipment for sale. During the years ending September 30, 2025 and 2024, no cost of goods sold was recorded.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing the net loss by the weighted average shares outstanding for the year. Diluted loss per share is computed by giving effect to all potential shares of common stock to the extent dilutive. For the year ended September 30, 2025 and the period from March 20, 2024 (inception) to September 30, 2024, the Company’s diluted weighted-average shares outstanding is equal to basic weighted-average shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per unit since such inclusion would have been antidilutive. At September 30, 2025 and 2024, potentially dilutive securities include the public warrants and the convertible promissory notes.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, which cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, and non-income tax matters.

An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

 Related party and related-party transactions

Related parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence, such as a family member or relative, shareholder, or a related corporation.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due to or from related parties due to their related-party nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2025 and 2024. Interest and penalties as of $35,065 and $0 was accrued for the year ended September 30, 2025 and the period from March 20, 2024 (inception) to September 30, 2024, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Deferred Offering Costs

Deferred offering costs, which consist of direct and incremental legal, accounting, consulting, printing, and other third-party fees related to the Company’s issuance of shares, are capitalized as assets in the consolidated balance sheets. The deferred offering costs will be offset against proceeds from the offering upon issuance of shares.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred.

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding shares granted to directors, officers and vendors of the Company by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved. The Company accounts for forfeitures when they occur.

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

On November 4, 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), requiring additional disclosure of the nature of expenses included in the statements of operations. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the statements of operations as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 4 — Recapitalization

As outlined in Note 1, the Company consummated the Reverse Acquisition with VisionWave Technologies on July 14, 2025.

Pursuant to and in accordance with the terms set forth in the Merger Agreement, (a) Parent Merger Sub merged with and into Bannix, with Bannix continuing as the surviving entity (the “Parent Merger”), as a result of which, (i) Bannix became a wholly owned subsidiary of VW Holdings, and (ii) each issued and outstanding share of Bannix immediately prior to the effective time of the Parent Merger (the “Parent Merger Effective Time”) (other than shares of Bannix Common Stock that have been redeemed or are owned by Bannix or any of its direct or indirect subsidiaries as treasury shares and any Dissenting Parent Shares) was automatically cancelled in exchange for one share of common stock, par value $0.001 of VW Holdings, each Bannix Warrant automatically converted into one warrant to purchase shares of VW Holdings Common Stock on substantially the same terms and conditions and each Bannix Right automatically converted into the number of shares of VW Holdings Common Stock that would have been received by the holder of such Bannix Right if it had been converted upon the consummation of a Business Combination in accordance with Bannix’s organizational document and, (b) immediately following the consummation of the Parent Merger but on the same day, Company Merger Sub merged with and into Target, with Target continuing as the surviving entity (the “Company Merger” and, together with the Parent Merger, the “Mergers”), as a result of which, (i) Target became a wholly owned subsidiary of VW Holdings, and (ii) each issued and outstanding security of Target immediately prior to the effective time of the Company Merger (the “Company Merger Effective Time”) (other than any cancelled Shares or dissenting shares) were no longer be outstanding and were automatically cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VW Holdings. The Mergers and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Reverse Acquisition.”

The Merger Agreement contained representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including, among others, covenants providing for (i) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Business Combination, (ii) the parties’ efforts to satisfy conditions to consummation of the Business Combination, including by obtaining any necessary approvals from governmental agencies, (iii) prohibitions on the parties soliciting alternative transactions, (iv) VW Holdings preparing and filing a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) and taking certain other actions to obtain the requisite approval of Bannix’s stockholders to vote in favor of certain matters, including the adoption of the Merger Agreement and approval of the Business Combination, at a special meeting to be called for the approval of such matters, and (v) the protection of, and access to, confidential information of the parties. On May 5, 2025, the SEC declared the Company’s registration statement on Form S-4 to be effective.

As described in the Merger Agreement, VW Holdings has agreed to adopt an equity incentive plan

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Bannix, who is the legal acquirer, was treated as the “acquired” company for financial reporting purposes and VisionWave Technologies Inc. was treated as the accounting acquirer. VisionWave Technologies Inc. has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances under the redemption scenarios:

●	VisionWave Technologies Inc.’s existing stockholders had more than 69% of the voting interest of VW Holdings under both the no redemption and maximum redemption scenarios;

●

VisionWave Technologies Inc.’s senior management comprises the senior management of VW Holdings Inc.; the directors nominated by VisionWave Technologies represent the majority of the board of directors of VW Holdings Inc.;

●	VisionWave Technologies Inc.’s operations comprises the ongoing operations of VW Holdings Inc.

Accordingly, for accounting purposes, the Reverse Acquisition was treated as the equivalent of a capital transaction in which VisionWave technologies Inc. is issuing stock for the net assets of Bannix. The net assets of Bannix were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Acquisition were those of VisionWave Technologies, Inc.

Transaction Proceeds

Upon closing of the Reverse Acquisition, the Company acquired cash of $1,169,746 as a result of the Reverse Acquisition, and paid total transaction costs of $1,145,900. The following table reconciles the elements of the Reverse Acquisition to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ deficit for the year ended September 30, 2025:

Cash-trust and cash, net of redemptions	$1,169,746
Less: transaction costs paid	(1,145,900)
Net cash acquired in Reverse Acquisition	$23,846

Less: Liabilities assumed	(7,370,764)
Less: Promissory note assumed	(1,003,995)
Add: assets acquired	3,930
Net liabilities assumed in reverse acquisition	$(8,346,983)

The number of shares of Common Stock issued immediately following the consummation of the Reverse Acquisition were:

Bannix Class A common stock, outstanding prior to the Reverse Acquisition	2,623,666
Less: Redemption of Bannix Class A common stock	(83,342)
2,540,324
Bannix Class B common stock, outstanding prior to the Reverse Acquisition	—
Business Combination shares	2,540,324
Bannix public Rights converted to shares at closing	690,000
Bannix private Rights converted to shares at closing	40,600
VisionWave Technologies Inc. Shares	11,000,000
Common Stock immediately after the Reverse Acquisition	14,270,924

The number of VisionWave Holdings’ shares was determined as follows:

	VisionWave Technologies Inc. Shares	VisionWave Holdings Inc. Shares after conversion ratio
Class A Common	2,722	11,000,000
Class B Common	—	—
Total	2,722	11,000,000

In exchange, each share of VisionWave Technologies was converted into 4,041 shares of companies common stock

Public and private placement warrants

The 6,900,000 public warrants issued at the time of Bannix’s initial public offering (the “Bannix IPO”), and 406,000 warrants issued in connection with private placement at the time of Bannix’s initial public offering remained outstanding and became warrants for the Company.

Note 5 — Accounts Payable

Accounts payable and accrued liabilities consist of the following as of September 30, 2025 and 2024:

	September 30,
	2025	2024
Underwriter's marketing fee (See Note 10)	$1,800,000	$—
Vendors payable	939,192	—
Accrued compensation expense	359,667	—
Franchise tax payable	267,323	—
Insurance premium financing	71,851	—
Accrued interest expense	49,914	—
Other payables	429,887	15,000
Total	$3,917,834	$15,000

Note 6 — Excise Tax Payable

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

Prior to the consummation of the Reverse Acquisition, Bannix’s common stock exercised their right to redeem their shares for a pro rata portion of the funds in Bannix’s Trust Account. As a result of these redemptions, Bannix estimated the excise tax liability and applicable interest and penalties pursuant to the IR Act. At the consummation of the Reverse Acquisition, $888,332, inclusive of excise tax interest and penalties. An additional $54,707 of interest of penalties is estimated after close and included in the consolidated statement of operations for the year ended September 30, 2025. As of September 30, 2025, $943,039 of excise tax liabilities inclusive of interest and penalties is recorded in the consolidated balance sheets.

Note 7 — Promissory Note - Evie

Prior to the consummation of the Reverse Acquisition, Bannix issued unsecured promissory notes to Evie Autonomous LTD (“Evie”) with a principal amount of $1,003,995 (the “Evie Autonomous Extension Notes”). The Evie Autonomous Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of Bannix’s initial Business Combination, or (b) the date of Bannix’s liquidation. On December 26, 2024 and amended on May 27, 2025, Bannix entered into an agreement to defer payment of the Evie Autonomous Extension Notes. Under the deferment agreement, these amounts will not become payable until any Pre-Paid Advance issued in connection with the SEPA is repaid in full (See Note 9). The balance of $1,003,995 was assumed at the close of the Reverse Acquisition. As of September 30, 2025 and 2024, the balance of $1,003,995 and $0, respectively, owing to Evie is reported as promissory notes – Evie on the consolidated balance sheets.

Note 8 — Related Party Transactions

Due to Related Parties

Prior to the consummation of the Reverse Acquisition, Bannix entered into various transactions with related parties to fund working capital needs. A total of $2,124,212 owing to these related parties was assumed at the close of the Reverse Acquisition. The table below at September 30, 2024 and September 30, 2025 balances for those related parties.

	September 30,	September 30,
	2025	2024
Suresh Yezhuvath (3)	$223,960	$—
Subash Menon (3)	—	—
Bannix Management LLP (3)	—	—
Instant Fame and affiliated parties (1)	840,000	—
Stanley Hills	785,252	—
Accrued executive compensation (2)	250,000	—
Anat Attia	335,280	69,133
	$2,434,492	$69,133

(1) Instant Fame and affiliated parties

Represents unsecured promissory note issued by Bannix on December 13, 2022 in favor of Instant Fame, in the principal amount of $690,000. In March and April 2023, Bannix issued additional unsecured promissory notes to Instant Fame for $75,000 for each promissory note.

(2) Accrued executive compensation

Represents compensation expense owing to executives. At the close of the reverse acquisition $220,000 and $55,000 were owed to Doug Davis and Erik Klinger, respectively. At September 30, 2025, $25,000, $180,000 and $45,000 were owed to Noam Kenig, Doug Davis and Erik Klinger respectively.

Deferment of payment of related party balances

On December 26, 2024 and revised on February 4, 2025, April 19, 2025 and May 25, 2025, the Company entered into an agreement to defer payment of certain related party obligations. Under the deferment agreements, all amounts owed to the sponsor of Bannix and its affiliates are payable only after any Pre-Paid Advance issued in connection with the SEPA Pre-Paid Advances is repaid in full (See Note 9).

(3) Transfer of balances

During the quarter ended, upon agreement by and amount the related parties, $235,333 of balances owing to Bannix Management LLP and $4,737 of balances of Subash Menon was transferred to Stanley Hill and $200,000 of balances owed to Subash Menon was transferred to Suresh Yezhuvath.

VisionWave Technologies related party transactions

Stanley Hills, LLC, a corporation controlled by Anat Attia, paid the entire company expenses for VisionWave Technologies Inc., as well as funded the Company’s bank and brokerage accounts, on behalf of the Company. on April 8, 2025, with an effective date of March 31, 2025, the Company entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of VisionWave Technologies. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to the Company, sufficient to fund the working capital needs through August 13, 2026. The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the Board of Directors, and only to the extent such repayment would not impair the Company’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the financial statement.

As of September 30, 2025 and 2024, the balance of $785,252 and $69,133, respectively, owing to Stanley Hills, LLC is included in due to related parties on the consolidated balance sheets.

Note 9 — Convertible Notes Payable

Securities Purchase Agreement

On July 15, 2025, the Company entered into Securities Purchase Agreements (the “July 2025 SPAs”) with two unaffiliated accredited investors (“July 2025 Lenders”), pursuant to which the Company issued promissory notes (the “July 2025 Notes”) to the July 2025 Lenders in the aggregate principal amount of $354,200, which includes an aggregate original issue discount of $46,200, for a purchase price of $308,000. The Company incurred an additional $8,000 in fees related to this transaction which is capitalized as part of the debt issuance cost and amortized over the term of the July 2025 Notes. The July 2025 Notes bear interest at a one-time charge of 12% applied on the issuance date, mature on May 15, 2026, and is repayable in five monthly payments commencing January 15, 2026. The July 2025 Notes are convertible into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), solely upon an event of default, at a conversion price equal to 75% of the lowest trading price during the ten trading days prior to conversion. The Company also entered into an irrevocable transfer agent instructions letter with its transfer agent in connection with the July 2025 Notes. The proceeds from the issuances of the July 2025 Notes were used for general working capital purposes. The July 2025 Lenders have piggyback registration rights and have agreed not to engage in short sales of the Company’s common stock during the term of the July 2025 Notes. The July 2025 Notes include customary representations, warranties, covenants, and default provisions. The Company may prepay the July 2025 Notes within the first 180 days. The loan pursuant to the July 2025 Notes closed and funded on July 17, 2025.

For the year ended September 30, 2025 and 2024, total amortized debt issuance cost of $8,737 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. For the year ended September 30, 2025 and 2024, total interest expense $10,626 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. At September 30, 2025 and 2024, the balance of the July Notes of $308,737 and $0, respectively, recorded in convertible notes payable on the accompanying balance sheets, includes $45,463 and $0, respectively of unamortized debt issuance cost.

Standby Equity Purchase Agreement - Pre Paid Advance

In connection with the SEPA (See Note 11), and subject to the condition set forth therein, the Investor advanced to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $5.0 million (the “Pre-Paid Advance”). The first Pre-Paid Advance was disbursed on July 25, 2025 with respect to $3.0 million and the balance of $2.0 million was disbursed on September 11, 2025 upon the registration statement registering the resale of the shares of common stock issuable under the SEPA being declared effective. The purchase price for the Pre-Paid Advance is 94% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date is 12-months after the closing of each tranche of the Pre-Paid Advance. The Investor may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $10.00 or 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $1.00 (the “Floor Price”) provided, however, that the Floor Price shall be adjusted (downwards only) to equal 20% of the average VWAP for the five (5) Trading Days immediately prior to the earlier of (i) date of effectiveness of the Registration Statement, (ii) the six-month anniversary of the date of the SEPA. Notwithstanding the foregoing, the Company may reduce the Floor Price to any amounts set forth in a written notice to the Holder; provided that such reduction shall be irrevocable and shall not be subject to increase thereafter. In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to the Investor the principal and interest due thereunder. In no event shall Investor be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Investor and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. If any time on or after the issuance of the Convertible Notes (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap, where applicable ( “Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”), then the Company shall make monthly payments to Investor beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $750,000 plus an 5.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”).

The Convertible Notes is a legal debt obligation with a variable-share conversion feature that ensures a fixed monetary return to the holder, thus qualifying as a liability under ASC 480-10. the Note remains a liability after issuance and the instrument is remeasured after initial recognition, with changes in fair value recognized in earnings each reporting period until settlement, modification, or extinguishment, consistent with the liability-classified model. As of September 30, 2025, the par value of the notes was $5,000,000 and the fair value of the notes was $4,552,653. For the year ended September 30, 2025 and 2024, total interest expense $39,288 and $0 was included in interest expense on the accompanying consolidated statement of operations, respectively.

The Convertible notes were valued using unobservable inputs that are not corroborated by market data (Level 3). The valuation is based on Monte Carlo Simulation to simulate weekly stock prices through maturity. The enterprise value is then allocated to each class of outstanding shares and convertible notes based on an option pricing model where the value for each class is driven by the current value and expected volatility of the underlying equity value.

The key assumptions used to value the convertible notes as of September 30, 2025:

Stock Price	$9.53
Equity Volatility	52.0%
Discount Rate	41.0%
Risk free rate of return	3.70%
Term to maturity (years)	0.82

The following table presents changes of the convertible notes with significant unobservable inputs (Level 3) as of September 30, 2025:

Convertible Debentures
Balance at October 1, 2024	$—
Proceeds received	4,700,000
Change in fair value	(147,347)
Balance at September 30, 2025 at fair value	$4,552,653

July notes (at amortized cost)	308,737
Convertible notes payable	$4,861,390

 Note 10 — Underwriter’s Agreement

Upon completion of the initial public offering of Bannix IPO, the underwriters are entitled to a deferred underwriting discount of $225,000, solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Additionally, the underwriters are entitled to a Business Combination marketing fee of 3.5% of the gross proceeds of the sale of Units in the IPO upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. At the close of the Reverse Acquisition, the Company assumed $225,000 of underwriting discount which is included in deferred underwriting discount on the accompanying balance sheets at September 30, 2025. The amount is due on demand but payable only after the repayment of the SEPA Pre-paid Advances (See Note 9).

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

At the close of the Reverse Acquisition, the Company assumed $1,800,000 of marketing fees costs which is included in accounts payable and accrued expenses on the accompanying balance sheets at September 30, 2025.

In addition, Bannix issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of Common Stock for $0.01 per share (the “Representative Shares”) upon the consummation of the Bannix IPO. A balance of $3,930 outstanding by the Representative for the Representative Shares were assumed at close at the Reverse Acquisition. As of September 30, 2025 and 2024, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the consolidated balance sheets.

Note 11 — Commitment and Contingencies

Standby Equity Purchase Agreement

On July 25, 2025, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (the “Investor”) pursuant to which the Company has the right to sell to the Investor up to $50 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA, from time to time during the term of the SEPA.

Upon the satisfaction of the conditions to the Investor’s purchase obligation set forth in the SEPA, including having a registration statement registering the resale of the shares of common stock issuable under the SEPA declared effective by the SEC, the Company will have the right, but not the obligation, from time to time at its discretion until the SEPA is terminated to direct Investor to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to Investor (“Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

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

In connection with the SEPA, and subject to the condition set forth therein, Investor advanced to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $5.0 million (the “Pre-Paid Advance”) (See Note 9).

The Investor, in its sole discretion and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the SEPA requiring the issuance and sale of shares of common stock to the Investor at the Conversion Price in consideration of an offset of the Convertible Notes (“Investor Advance”). The Investor, in its sole discretion, may select the amount of any Pre-Paid Advance, provided that the number of shares issued does not cause the Investor to exceed the 4.99% ownership limitation, does not exceed the Exchange Cap or the number of shares of common stock that are registered. As a result of a Pre-Paid Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Investor Advance.

The Company will control the timing and amount of any sales of shares of common stock to the Investor, except with respect to the Pre-Paid Advances. Actual sales of shares of common stock to the Investor as a Pre-Paid Advance under the SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for our business and operations.

The SEPA will automatically terminate on the earliest to occur of (i) the 24-month anniversary of the date of the SEPA or (ii) the date on which the Investor shall have made payment of Advances pursuant to the SEPA for shares of common stock equal to $50,000,000. The Company has the right to terminate the SEPA at no cost or penalty upon five (5) trading days’ prior written notice to the Investor, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and the Company has paid all amounts owed to the Investor pursuant to the Convertible Notes. The Company and the Investor may also agree to terminate the SEPA by mutual written consent. Neither the Company nor the Investor may assign or transfer our respective rights and obligations under the SEPA, and no provision of the SEPA may be modified or waived by us or Investor other than by an instrument in writing signed by both parties.

As consideration for the Investor’s commitment to purchase the shares of common stock pursuant the SEPA, the Company paid the Investor, (i) a structuring fee in the amount of $30,000 and (ii) 200,000 shares of common stock as an equity fee. Further, the Company is required to pay Investor a commitment fee of $500,000 of which $250,000 shall be due and payable on the earlier of the effective date of the initial registration statement, or 60 days following the date hereof and the remaining $250,000 shall be due and payable on the date that is 90 days following the initial due date to be paid by the issuance of such number of common shares that is equal to the applicable portion of the commitment fee divided by the average of the daily VWAPs of the common shares during the three trading days immediately prior to the applicable due date. The total consideration of $1,350,000 is recorded as general and administrative expenses in the accompanying statement of operations for the year ended September 30, 2025 and is inclusive of fair value if $470,000 of the 200,000 shares issued and $350,000 consulting fees. At September 30, 2025, $390,000 of the commitment fee is unpaid and included in accrued expenses on the accompanying balance sheets.

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

The SEPA fails the fixed-for-fixed equity classification test due to the Exchange Cap requiring shareholder approval, which constitutes a variable settlement contingency outside the issuer’s control. Therefore, equity classification under ASC 815-40 is precluded, and the SEPA must be accounted for as a liability (or derivative liability, as applicable). While the SEPA has an underlying (the issuer’s stock price) and a notional amount (the $50 million commitment), it does not meet the third characteristic of a derivative because it requires more than a nominal initial net investment (e.g., the $5 million Pre-Paid Advance in two tranches and related fees). Therefore, the SEPA does not meet the definition of a derivative under ASC 815-10-15-83. Accordingly, the SEPA should be recorded as non-derivative liability requiring ongoing fair value remeasurement. As of September 30, 2025, based on management assumptions the SEPA liability was zero.

Joint Venture

On August 25, 2025, the Company entered into a Strategic Joint Venture Agreement (the “AIPHEX Agreement”) with AIPHEX LTD (“AIPHEX”), GBT Tokenize Corp. (“TOKENIZE”), and GBT Technologies, Inc. (“GBT”). Pursuant to the AIPHEX Agreement, the parties agreed to form a joint venture limited liability company in the State of Nevada (the “JV LLC”) for the purpose of collaborating on certain designated defense and technology projects (the “Designated Projects and Background IP”). At September 30, 2025, the JV LLC was neither formed nor funded.

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

Contingent Commission Payable

On May 22, 2025, VisionWave Technologies executed an Addendum to an existing agreement, pursuant to which Raptor LLC was appointed as exclusive sales agent for 280,534 TFLM shares (See Note 15) and Raptor LLC will be entitled to a fixed fee of $50,000, payable from the gross proceeds of the share sale of the TFLM shares. As of September 30, 2025, no sale of the TFLM shares has occurred, and VisionWave Technologies has not granted the required power of attorney over its brokerage account to enable such sales. Accordingly, the commission obligation to Raptor LLC is considered contingent.

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

Litigation

From time to time, the Company may be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters but cannot predict the outcome or effect of any potential litigation, claims or disputes.

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

Note 12— Stockholder’s Deficit

Preferred Stock— The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and 2024, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 150,000,000 shares of common stock with par value of $0.01 each. As of September 30, 2025 and 2024, there were 14,521,094 and 11,000,000 shares of Common Stock issued and outstanding, respectively.

Warrants

As part of the Bannix IPO, Bannix issued 6,900,000 warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Bannix completed the private sale of 406,000 Private Placement warrants where each warrant allows the holder to purchase one share of the Company’s Class A common stock at $11.50 per share.

Bannix accounted for the 6,900,000 warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815 “Derivatives and Hedging” whereby under that provision, the Private Warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, Bannix classified the Private Warrants as a liability at fair value and adjusts them to fair value at each reporting period. The Public Warrants met the classification for equity treatment.

The warrants became exercisable on the later of 12 months from the closing of this offering or upon completion of its initial Business Combination and will expire five years after the completion of Reverse Acquisition, at 5:00 p.m., Eastern Time, or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption, to each warrant holder; and

●	if, and only if, the reported last sale price of the Public Shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day until the date of redemption.

At the time of the Reverse Acquisition, The Private Placement Warrants became identical to the Public Warrants underlying the Units sold in the Bannix IPO. The Private Placement Warrants were classified as Equity upon close of the Reverse Acquisition. During the year ended September 2025 and the period from March 20, 2024 (inception) to September 30, 2024, 1008 and 0 warrants were exercised. At September 30, 2025, there were 7,304,992 warrants outstanding.

Conversion of public and private rights

On July 14, 2025, at the close of the Reverse Acquisition, 6,900,000 public rights and 406,000 private rights under Bannix were converted for Common shares on a ten-to-one basis.

Stock based compensation

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

Stock Options

On August 6, 2025 and September 2, 2025, the Company entered into several employment agreements, pursuant to which the Company granted 6,350,000 options to employees with vesting periods of 4 years and exercise price of $7.2 and $9.09, respectively. For the year ended September 30, 2025 and the period from March 20, 2024 (inception) to September 30, 2024, total stock-based compensation related to the employments agreements was $511,847 and $0 and included in general and administrative expense on the accompanying consolidated statements of operations.

On July 16, 2025, the Company entered into a consultant non statutory stock option agreement with a vendor, pursuant to which the vendor was granted 500,000 stock options that vested immediately at an exercise price of $3.27. For the year ended September 30, 2025 and the period from March 20, 2024 (inception) to September 30, 2024, total stock based compensation of $2,481,283 and $0, respectively, related to this grant was included in general and administrative expense on the accompanying consolidated statements of operations.

The assumptions used in the Black-Scholes model during the years ended September 30, 2025, are set forth in the table immediately below:

June 30, 2025
Exercise price	3.27 – 9.09
Risk-free interest rate	3.58 – 3.91%
Volatility	101.4 – 114.4%
Expected life (years)	3.19-5.00
Dividend yield	$0%

The following is an analysis of the stock option grant activity:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2024	—	$—	—
Granted	6,850,000	7.42	5.23
Expired	—	—	—
Exercised	—	—	—
Outstanding at September 30, 2025	6,850,000	$7.42	5.23
Exercisable at September 30, 2025	—

The Company will recognize the remaining total stock-based compensation of $31,128,519 in future periods as follows:

Year	Amount
Remainder of 2025	$2,009,847
2026	8,039,388
2027	8,039,388
2028	8,039,388
2029	5,000,388
Total	$31,128,519

Restricted stock units (“RSUs”)

On August 1, 2025, the Company entered into agreements with three independent directors, pursuant to which each independent directors will be granted $60,000 of restricted stock units annually. The restricted stock units will vest after 1 year of service. During the year ended September 30, 2025 and the period from March 20, 2024 (inception) to September 30, 2024, the Company issued 15,735 shares and 0 shares, respectively to the independent directors pursuant to the agreement and representing $60,000 in restricted stock payable to each independent director. For the year ended September 30, 2025 and the period from March 20, 2024 (inception) to September 30, 2024, the Company recorded stock based compensation expense related to the RSUs of $30,000 and $0, respectively. At September 30, 2025 and 2024, unearned compensation is $150,000 and $0, respectively and will be recognized in future years.

Issuance of shares to former directors

On August 9, 2025, the Company entered into compensation agreements with three former directors, pursuant to which each director will receive $120,000 payable in cash or shares. Two directors elected to receive a total of $125,000 in shares and on September 10, 2025, total shares of 10,927 were issued. For the year ended September 30, 2025, total stock based compensation of $125,000 related to the compensation agreements with three former directors was included in general and administrative expense on the accompanying consolidated statements of operations.

Other share issuances

As outlined in Note 9, the Company issued 200,000 shares of Common stock at a fair value of $470,000 pursuant to the SEPA.

At the close of the Reverse Acquisition, Bannix owed a vendor 22,500 shares pursuant to an agreement for the provision of services. On July 25, 2025, the Company issued the Common Shares to the vendor to satisfy the outstanding obligation.

Note 13 — Gain on Sale of Marketable Securities

On June 4, 2024, VW Tech invested in 10 million shares Avant Technologies, Inc. (“AVAI”). On February 28, 2025 and March 5, 2025, VW Tech sold 264,112 of AVAI shares for net proceeds of $114,111 for a total gain of $104,656 on sale of marketable securities. On April 28, 2025, the Company sold its remaining holding of 9,735,888 shares of AVAI, which were recorded at par value of $0.001 per share to a third party in exchange for 280,534 shares of Tofla Megaline Inc. (“TFML”). The Company determined that the quoted price of the TFLM shares was not a reliable indicator of fair value at the measurement date as the historical price data indicates that TFLM shares consistently reflected zero daily trading volume over an extended period. Therefore, the Company measured the TFLM shares received at par value of $0.001 per share, which was deemed the most reliable and supportable estimate of fair value at the transaction date under ASC 820.

As a result of this non-cash exchange, the Company recognized a loss on sale of the 9,735,888 share of AVAI of approximately $9,455. The total gain on sale of AVAI shares of $104,656 is recorded in the recorded as gain on sale of marketable securities on the consolidated statements of operations. At September 30, 2025 and 2024, the total par value of TFML shares of $281 and $0, is recorded as investment in marketable securities available for share on the consolidated balance sheets.

Note 14 — Income Tax

The income tax provision for the year ended September 30 2025 and the period from March 20, 2024 (inception) to September 30, 2024 consists of the following:

	September 30,
	2025	2024
Current
Federal	$—	$—
State	—	—
Deferred
Federal	(1,145,726)	(69,745)
State	—	—
Change in valuation allowance	1,145,726	69,745
Income tax provision	$—	$—

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.

The Company’s net deferred tax assets (liability) at September 30, 2025 and 2024 are as follows:

	September 30,
	2025	2024
Deferred tax asset (liability)
Research & Development expenses	$15,003	$—
Stock based compensation	538,487	—
Net operating loss	728,566	69,745
Amortization of R&D	(5,251)	—
Total deferred tax asset	1,276,805	69,745
Valuation allowance	(1,276,805)	(69,745)
Deferred tax asset, net of allowance	$—	$—

The Company’s net operating loss carryforward as of September 30, 2025 and 2024 amounted to $728,566 and $69,745, will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended September 30 2025 and the period from March 20, 2024 (inception) to September 30, 2024, the change in the valuation allowance was $1,276,805 and $69,745, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at September 30 2025 and 2024 is as follows:

	September 30,
	2025	2024
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	—	—
Change in valuation allowance	(21)%	(21)%
Income tax provision	0%	0%

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. There were no penalties or interest accrued as of, nor recognized during the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, the Company has not recorded an amount of gross unrecognized tax benefits for uncertain tax positions for the current or prior year planned tax filing positions. No unrecognized tax benefits are applicable for prior periods.

 The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception. The Company has not filed its 2023 and 2024 tax returns. At the close of the Reverse Acquisition, the Company assumed $959,639 of income tax expenses inclusive of interest and penalties. The Company has incurred an additional $35,065 in interest and penalties for its failure to file and pay its taxes from the close of the Reverse Acquisition to September 30, 2025. Until remedied, the Company will continue to incur these expenses.

Note 15 — Segment Information

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

The CODM assesses performance for the single segment and decides how to allocate resources based on operating loss that also is reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the year ended September 30,	For the Period from March 20, 2024 (inception) to September 30, 2024
	2025	2024
General and administrative	$5,416,619	$328,469
Research and development	156,462	3,650
Sales and marketing	1,168,108	—
Loss from operations	$(6,741,189)	$(332,119)

The key metrics included in segment profit or loss reviewed by the CODM are operating costs. The CODM reviews operating costs to manage and forecast cash to ensure enough capital is available to meet operational needs and fund research and development efforts. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 16—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of the filing of this report. The Company did not identify any subsequent events, other than disclosed in the Notes and discussed below, that would have required adjustment or disclosure in these consolidated financial statements.

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

December 2025 Share Purchase Agreement

On December 15, 2025, in connection with the closing of the Acquisition (as defined below), the Company (or “Buyer”) entered into Amendment No. 1 (the “Amendment”) to the Share Purchase Agreement dated as of December 3, 2025 (the “Agreement”), with BladeRanger Ltd., a company organized under the laws of Israel and listed on the Tel Aviv Stock Exchange under the ticker “BLRN” (“Seller”), and Solar Drone Ltd., an Israeli corporation (the “Target Company”).

Pursuant to the Amendment, Section 2.2 of the Agreement was amended to provide that, in consideration for all of the issued and outstanding shares of the Target Company (the “Company Shares”), the Company shall issue and deliver to the Seller (or its designee(s)): (a) 1,500,000 shares of the Company’s common stock, $0.01 par value per share (the “Buyer Shares”); and (b) 300,000 Pre-Funded Common Stock Purchase Warrants (the “Initial PFWs”), each exercisable for one share of the Company’s common stock on the terms set forth in the form attached as Exhibit A to the Agreement and filed as Exhibit 4.1 hereto.

The Amendment also provides for the issuance of additional Pre-Funded Common Stock Purchase Warrants in the form attached as Exhibit 4.1 hereto (the “Additional PFWs” and, together with the Initial PFWs, the “Pre-Funded Warrants”) if the average daily volume-weighted average price (“VWAP”) of the Company’s common stock for the five Trading Day period immediately preceding the date of effectiveness of the registration statement registering the resale of the Buyer Shares and Warrant Shares (as defined below) is less than $12.00 per share. In such event, the number of Additional PFWs shall equal the difference between (x) $21,600,000 divided by such average daily VWAP and (y) 1,800,000, to be issued within two Business Days following the effectiveness of such registration statement.

The Pre-Funded Warrants are exercisable immediately upon issuance at a nominal exercise price of $0.01 per share (with the aggregate exercise price, except for such nominal amount, pre-funded to the Company) and will remain exercisable until exercised in full, subject to customary adjustments, beneficial ownership limitations (9.99%), and an exchange cap of 19.99% of the Company’s outstanding common stock prior to the initial exercise date unless shareholder approval is obtained pursuant to Nasdaq Listing Rule 5635. The Warrant Shares issuable upon exercise of the Pre-Funded Warrants are subject to the registration rights set forth in the Agreement.

On December 15, 2025, the Company completed the acquisition (the “Acquisition”) of all of the Company Shares of the Target Company from the Seller pursuant to the Agreement, as amended by the Amendment described in Item 1.01 above. The Acquisition is material to the Company and constitutes a significant acquisition under Rule 3-05 of Regulation S-X.

In consideration for the Company Shares, the Company issued to the Seller 1,500,000 Buyer Shares and 300,000 Initial PFWs, and may issue Additional PFWs as described in Item 1.01 above. The Buyer Shares and Initial PFWs were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

The Target Company is an Israeli corporation engaged in the development of solar-powered drone technology. The Acquisition is material to the Company and constitutes a significant acquisition under Rule 3-05 of Regulation S-X, requiring the filing of financial statements of the Target Company. The material terms of the Agreement were previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2025, and are incorporated herein by reference.

The Company will file the required financial statements of Solar Drone Ltd. and pro forma financial information related to the Acquisition by amendment to this Current Report on Form 8-K no later than 71 calendar days after the date that this Current Report on Form 8-K is required to be filed.

Advance to C.M. Composite Materials Ltd

On December 26, 2025, VisionWave Holdings, Inc. advanced principal in the amount of $398,345 to C.M. Composite Materials Ltd., an Israeli corporation (“CM”).

In connection with the advance, CM delivered a Promissory Note to the Company (the “ CM Note”). The CM Note has a 24-month maturity, with the outstanding principal due and payable on December 31, 2027, unless repaid earlier. The CM Note does not bear interekenigst unless an event of default occurs, in which case interest accrues at a rate of 5% per annum, or the maximum rate permitted by applicable law, if lower. The CM Note may be prepaid at any time without premium or penalty.

The proceeds of the Note were funded on December 26, 2025. The CM Note constitutes a binding and enforceable obligation of CM.

The CM Note is a stand-alone financial obligation and is not contingent upon the completion of any acquisition, merger, or other strategic transaction.

Changes to Board of Directors and Officers

On December 29, 2025, Noam Kenig resigned as Chief Executive Officer and as a member of the Board of Directors (the "Board") of the Company, effective immediately for personal reasons. Mr. Kenig's resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

On December 29, 2025, the Board appointed Douglas Davis, the Company's current Executive Chairman, to serve as Interim Chief Executive Officer, effective immediately. Mr. Davis will continue to serve as Executive Chairman while performing the duties of Interim Chief Executive Officer. There are no new compensatory arrangements entered into with Mr. Davis in connection with this appointment, and no material changes to his existing compensatory arrangements.

On December 29, 2025, the Board appointed Eric Shuss, who currently serves as a director of the Company, as Independent Lead Director, effective immediately. There are no compensatory arrangements entered into with Mr. Shuss in connection with this appointment beyond the standard compensatory arrangements for non-employee directors previously disclosed by the Company.

Exercise of the Company warrants

The Company received $5,6987,365 Since September 30, 2025 to December 30, 2025 for 495,510 warrants that been exercised paying $11.50 per warrant. As such the Company issued 495,510 shares for said warrants exercise.