Form 10-Q
period 2025-12-31
VisionWave Holdings, Inc.
filed 2026-02-17
CIK 2038439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

 December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

VISIONWAVE HOLDINGS INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 17, 2026, 19,591,163 shares of common stock, par value $0.01 per share, were issued and outstanding.

VISIONWAVE HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2025

PART I – FINANCIAL INFORMATION

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	September 30, 2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,646,570	$2,284,933
Prepaid expenses and other current assets	1,109,748	189,549
Advances to supplier	98,250	98,250
Due from related party	147,500	120,000
Total Current Assets	4,002,068	2,692,732
Investment in securities designated for sale	281	281
Note receivable	398,245	—
Property and equipment, net	56,786	—
Intangible assets, net	13,912,678	—
Total Assets	$18,370,058	$2,693,013

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,193,380	$3,917,834
Customer deposit	108,006	108,006
Income taxes payable	1,019,471	994,704
Excise tax payable	976,653	943,039
Promissory notes - Evie	1,003,995	1,003,995
Due to related parties	1,483,782	2,434,492
Convertible notes payable	5,585,132	4,861,390
Stock based compensation liability	712,800	—
Deferred underwriters’ discount	225,000	225,000
Total Current Liabilities	15,308,219	14,488,460
Total Liabilities	15,308,219	14,488,460

Commitments and Contingencies (Note 16)

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01, 150,000,000 shares authorized; 16,516,603 and 14,521,094 shares issued and outstanding at December 31, 2025 and September 30, 2025, respectively.	165,166	145,211
Additional paid-in capital	24,941,494	3,168,248
Accumulated deficit	(22,044,821)	(15,108,906)
Total Stockholders’ Equity (Deficit)	3,061,839	(11,795,447)
Total Liabilities and Stockholders’ Equity (Deficit)	$18,370,058	$2,693,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Operating expenses:
General and administrative	$4,680,539	$143,769
Research and development	315,075	—
Sales and marketing	1,453,172	59,955
Depreciation and amortization	118,895	—
Total operating expenses	6,567,681	203,724
Loss from operations	(6,567,681)	(203,724)

Other (expense) income:
Interest income	988	—
Interest expense	(142,542)	—
Change in fair value of convertible notes payable	(286,680)	—
Other income	60,000	—
Total other (expense) income, net	(368,234)	—

Loss before provision for income taxes	(6,935,915)	(203,724)
Provision for income taxes	—	—
Net loss	$(6,935,915)	$(203,724)

Basic and diluted weighted average shares outstanding	15,154,188	11,000,000
Basic and diluted net loss per share	$(0.46)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

	Common stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity/(Deficit)
Balance as of September 30, 2025	14,521,094	$145,211	$3,168,248	$(15,108,906)	$(11,795,447)
Issuance of shares in asset acquisition	1,500,000	15,000	11,685,000	—	11,700,000
Issuance of warrants in asset acquisition	—	—	2,340,000	—	2,340,000
Exercise of warrants	495,509	4,955	5,693,399	—	5,698,354
Stock based compensation	—	—	2,054,847	—	2,054,847
Net loss	—	—	—	(6,935,915)	(6,935,915)
Balance as of December 31, 2025	16,516,603	$165,166	$24,941,494	$(22,044,821)	$3,061,839

	Common stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of September 30, 2024	11,000,000	$110,000	$151,000	$(332,119)	$(71,119)
Net loss	—	—	—	(203,724)	(203,724)
Balance as of December 31, 2024	11,000,000	$110,000	$151,000	$(535,843)	$(274,843)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Cash flows from Operating Activities:
Net loss	$(6,935,915)	$(203,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance cost	36,946	—
Change in fair value of convertible notes payable	286,680	—
Stock based compensation	2,417,647	—
Depreciation and amortization	118,895	—
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	(919,368)	—
Due from related party	(127,862)	159,137
Accounts payable and accrued expenses	257,964	45,000
Customer deposit	—	108,006
Due to related parties	(950,710)	—
Stock-based compensation liability	350,000	—
Excise tax payable	33,614	—
Income taxes payable	24,767	—
Net cash (used in) provided by operating activities	(5,407,342)	108,419

Cash flows from Investing Activities:
Notes receivable	(398,245)	—
Purchase of property and equipment	(50,381)	—
Cash acquired in connection with asset acquisition	119,135	—
Net cash used in investing activities	(329,491)	—

Cash flows from Financing Activities:
Proceeds from issuance of convertible note	550,000	—
Repayment of convertible notes	(149,884)	—
Proceeds from exercise of warrants	5,698,354	—
Net cash provided by financing activities	6,098,470	—

Net change in cash	361,637	108,419
Cash, and cash equivalents, beginning of the period	2,284,933	3,014
Cash, and cash equivalents, end of the period	$2,646,570	$111,433

Supplemental cash flow information:
Interest paid	—	—
Taxes paid	—	—

Non cash investing and financing activities:
Issuance of shares in asset acquisition	$11,700,000	$—
Issuance of warrants in asset acquisition	$2,340,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On September 6, 2024, Bannix entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Bannix, VW Holdings, a direct, wholly owned subsidiary of Bannix, BNIX Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of VisionWave (“Parent Merger Sub”), BNIX VW Merger Sub, Inc., a Nevada corporation and direct, wholly owned subsidiary of VisionWave (“Company Merger Sub”), and Target.

On July 14, 2025, the transaction contemplated by the Merger Agreement closed.

Note 2—Liquidity, Capital Resources and Going Concern

The Company’s primary sources of liquidity have been cash from financing activities. For the three months ended December 31, 2025, net loss was $6,935,915 and cash used in operating activities was $5,407,342. The Company had an accumulated deficit of $22,044,821 as of December 31, 2025. As of December 31, 2025, working capital deficit was $11,306,151 and cash was $2,646,570.

The Company received proceeds of approximately $23,846 as a result of the Reverse Acquisition in September 2025, after giving effect to stockholder redemptions and payment of transaction expenses in connection with the Reverse Acquisition. The Company received an additional $308,000 pursuant to the Securities Purchases agreement entered into on July 15, 2025 and $5,000,000 pursuant to the convertible promissory note agreements issued under the Standby Equity Purchase Agreement referenced below. During the three months ended December 31, 2025, the Company received an additional $550,000 pursuant to two securities purchase agreements. The Company’s future capital requirements will depend on many factors, including the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional equity. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all.

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

On April 8, 2025, with an effective date of March 31, 2025, the Company entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of VisionWave Technologies. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to the Company, sufficient to fund the working capital needs through February 17, 2027. The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the Board of Directors, and only to the extent such repayment would not impair the Company’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the financial statement.

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

Note 3—Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of December 31, 2025 and for the three months ended December 31, 2025 and 2024 are unaudited. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2025 and footnotes thereto.

All amounts referred to in the notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of VisionWave Holdings Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant estimates include assumptions made in the valuation of the options, valuation of convertible notes, fair value of assets acquired including intangible assets, useful life of intangibles and recoverability of deferred tax assets. Accordingly, the actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2025 and September 30, 2025, the Company had $1,755,486 and $1,774,899 deposits in excess of the Federal Depository Insurance Coverage, respectively. The Company has not experienced losses on these accounts.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents was $15,723 and $0 at December 31, 2025 and September 30, 2025, respectively.

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

Property and Equipment

The value of property and equipment that were acquired as part of the Asset Acquisition (See Note 7) are recorded at a relative fair value assessed at the time of the acquisition less depreciation. Any additional property and equipment acquired, and any expenditures that extend the life of such assets are recorded at historical cost, including direct acquisition costs, less depreciation and impairment losses. Historical cost includes expenditures that are directly attributable to the acquisition of the items.

Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to VisionWave and the cost of the item can be measured reliably. All other repairs and maintenance costs are charged to profit or loss during the financial period in which they are incurred.

Depreciation

Depreciation for equipment and other assets is computed using the straight-line method at rates calculated to depreciate the cost of the assets, less their anticipated residual values, if any, over their estimated useful lives as follows:

Computer and accessories	3 years
Drones	3 years

An item of property and equipment is derecognized upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in profit or loss.

The Company evaluates the carrying value of property and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the net carrying value may not be recoverable from the entity-specific undiscounted future cash flows expected to result from our use of and eventual disposition of a long-lived asset or asset group. Events or circumstances that could trigger an impairment review of a long-lived asset or asset group include, but are not limited to: (i) a significant decrease in the market price of the asset, (ii) a significant adverse change in the extent or manner that the asset is used or in its physical condition, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of the asset, (iv) an accumulation of costs significantly in excess of original expectation for the acquisition or construction of the asset, (v) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast of continuing losses associated with the use of the asset and (vi) a more-likely-than-not expectation that the asset will be sold or disposed of significantly before the end of its previously estimated useful life. If an impairment exists, the net carrying values are reduced to fair values. The Company estimates the fair values of these long-lived assets by performing a discounted future cash flow analysis for the remaining useful life of the asset, or the remaining useful life of the primary asset in the case of an asset group. An individual asset within an asset group is not impaired below its estimated fair value. There were no impairments recorded for the three months ended December 31, 2025 and 2024.

Intellectual Property

Capitalized intellectual property costs include those acquired in the asset acquisition being a propriety drone system. Intellectual property is amortized on a straight-line basis over an estimated economic life of 5 years.

Fair Value of Financial Instruments

The fair value of the Company’s cash, current assets and current liabilities approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, due to their short-term nature.

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

As of December 31, 2025, other than the convertible notes discussed below, the Company did not hold any financial assets or liabilities that were measured at fair value on a recurring or nonrecurring basis.

Convertible Notes Payable

For convertible debt instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies FASB ASC 470, Debt ("ASC 470"), for the accounting of such instruments, including any premiums or discounts. Debt issuance costs consist primarily of original issue discount (OID) and legal fees. These costs are netted off with the related loan and are being amortized to interest expense over the term of the related debt facilities using effective interest method.

The Company may elect the fair value option for certain financial instruments that meet the required criteria under ASC 825, Financial Instruments. The Company elected the fair value option for its SEPA related convertible notes, which met the required criteria under ASC 825, Financial Instruments. Issuance fees incurred on instruments for which the fair value option was elected are not deferred and are recognized as an expense when incurred in the consolidated statement of operations. The portion of the change in fair value attributable to instrument-specific credit risk, if any, is recognized in other comprehensive income, with the remainder recognized in earnings.

Offsetting Balances

In accordance with ASC Topic 210 “Balance Sheet”, the Company’s accounting policy is to offset assets and liabilities when a right of offset exists. Accordingly, the unaudited condensed consolidated balance sheets include transactions with affiliated parties on a net basis.

Research and Development Cost

The Company accounts for research and development cost (“R&D”) in accordance with ASC Topic 730, “Research and Development”. R&D represents costs are expensed as incurred.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing the net loss by the weighted average shares outstanding for the year. Diluted loss per share is computed by giving effect to all potential shares of common stock to the extent dilutive. For the three months ended December 31, 2025 and 2024, the Company’s diluted weighted-average shares outstanding is equal to basic weighted-average shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per unit since such inclusion would have been antidilutive. At December 31, 2025 and September 30, 2025, potentially dilutive securities include the public warrants, stock options and the convertible promissory notes.

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

ASC740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and September 30, 2025. Interest and penalties as of $24,766 and $0 was accrued for the three months ended December 31, 2025 and 2024, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company has adopted this accounting pronouncement. There is no material effect on the Company on the Company's unaudited condensed consolidated financial statement.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

As described in the Merger Agreement, VW Holdings has agreed to adopt an equity incentive plan

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Bannix, who is the legal acquirer, was treated as the “acquired” company for financial reporting purposes and VisionWave Technologies Inc. was treated as the accounting acquirer. VisionWave Technologies Inc. has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances under the redemption scenarios:

●	VisionWave Technologies Inc.’s existing stockholders had more than 69% of the voting interest of VW Holdings under both the no redemption and maximum redemption scenarios;

●	VisionWave Technologies Inc.’s senior management comprises the senior management of VW Holdings Inc.; the directors nominated by VisionWave Technologies represent the majority of the board of directors of VW Holdings Inc.;

●	VisionWave Technologies Inc.’s operations comprise the ongoing operations of VW Holdings Inc.

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

Transaction Proceeds

Upon closing of the Reverse Acquisition, the Company acquired cash of $1,169,746 as a result of the Reverse Acquisition, and paid total transaction costs of $1,145,900. The following table reconciles the elements of the Reverse Acquisition to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ deficit for the year ended September 30, 2025:

Cash-trust and cash, net of redemptions	$1,169,746
Less: transaction costs paid	(1,145,900)
Net payout in Reverse Acquisition	23,846

Less: Liabilities assumed	(7,370,764)
Less: Promissory note combined	(1,003,995)
Add: assets acquired	3,930
Reverse acquisition, net	$(8,346,983)

The number of shares of Common Stock issued immediately following the consummation of the Reverse Acquisition were:

Bannix Class A common stock, outstanding prior to the Reverse Acquisition	$2,623,666
Less: Redemption of Bannix Class A common stock	(83,342)
2,540,324
Bannix Class B common stock, outstanding prior to the Reverse Acquisition	—
Business Combination shares	2,540,324
Bannix public Rights converted to shares at closing	690,000
Bannix private Rights converted to shares at closing	40,600
VisionWave Technologies Inc. Shares	11,000,000
Common Stock immediately after the Reverse Acquisition	$14,270,924

The number of VisionWave Holdings’ shares was determined as follows:

	VisionWave Technologies Inc. Shares	VisionWave Holdings Inc. Shares after conversion ratio
Class A Common	2,722	2,540,324
Class B Common	—	—
Total	2,722	2,540,324

In exchange, each share of VisionWave Technologies was converted into 4,041 shares of the Company’s common stock.

Public and private placement warrants

The 6,900,000 public warrants issued at the time of Bannix’s initial public offering (the “Bannix IPO”), and 406,000 warrants issued in connection with private placement at the time of Bannix’s initial public offering remained outstanding and became warrants for the Company.

Note 5 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Insurance premium	$57,359	$83,833
Deposit on asset	360,000	10,000
Prepaid consulting fees	580,000	50,000
Other prepaid expenses	33,730	261
Legal retainer	35,000	35,000
VAT receivable	24,775	—
Other deposits	14,954	6,525
Due from underwriters	3,930	3,930
Prepaid expenses and other current assets	$1,109,748	$189,549

Note 6 — Note Receivable

Advance to C.M. Composite Materials Ltd

On December 26, 2025, the Company advanced principal in the amount of $398,245 to C.M. Composite Materials Ltd., an Israeli corporation (“CM”).

In connection with the advance, CM delivered a Promissory Note to the Company (the “CM Note”). The CM Note has a 24-month maturity, with the outstanding principal due and payable on December 31, 2027, unless repaid earlier. The CM Note does not bear interest unless an event of default occurs, in which case interest accrues at a rate of 5% per annum, or the maximum rate permitted by applicable law, if lower. The CM Note may be prepaid at any time without premium or penalty. The CM Note is a stand-alone financial obligation and is not contingent upon the completion of any acquisition, merger, or other strategic transaction. The Company has entered into a letter of intent, as amended, with CM regarding a potential strategic transaction. Any such transaction remains subject to, among other things, completion of due diligence, negotiation and execution of definitive agreements, approval by the Company’s board of directors, receipt of a valuation and fairness opinion, and the satisfaction of other customary closing conditions. There can be no assurance that any such transaction will be consummated.

In February 2026, CM entered into settlement agreement with a vendor who alleged failure to meet contractual obligation in the sum of approximately 12 million Israeli Shekels following a failed motion to appoint a receiver by that said vendor. Pursuant to the agreement, CM is expected to make monthly payments to liquidate the obligation and regular court appearances. The Company evaluated the current financial position of CM and determined that there is not an increased credit risk nor is the collectability of the CM Note uncertain due to past profitability of CM.

The CM Note described herein remains fully enforceable regardless of whether any contemplated transaction is completed.

Note 7 — Property and Equipment, Net

Property and equipment, net consisted of the following at December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Computer Equipment	$51,646	$—
Drones	7,122	—
Total cost	58,768	—
Accumulated depreciation	(1,982)	—
Net book value	$56,786	$—

Depreciation expense was $1,982 and $0 for the three months ended December 31, 2025 and 2024, respectively.

Note 8 — Asset Acquisition

On December 3, 2025, the Company entered into a Share Purchase Agreement (the “Solar Drone Agreement”) with BladeRanger Ltd., a company organized under the laws of Israel and listed on the Tel Aviv Stock Exchange under the ticker “BLRN” (“BladeRanger”), and, solely for purposes of acknowledgment and certain covenants therein, Solar Drone Ltd., an Israeli corporation engaged in the development of solar-powered drone technology (the “Solar Drone”). On December 15, 2025, the Company entered into Amendment No. 1 to the Solar Drone Agreement to provide that, in consideration for all of the issued and outstanding shares of Solar Drone, the Company shall issue and deliver to BladeRanger (or its designee(s)) 1,500,000 shares of the Company’s common stock (the “Company Shares”) and 300,000 Pre-Funded Common Stock Purchase Warrants (the “Initial PFWs”). Further, the Company has agreed that if the average daily volume-weighted average price (“VWAP”) of the Company’s common stock for the five Trading Day period immediately preceding the date of effectiveness of the registration statement registering the resale of the Company Shares is less than $12.00 per share, Pre-Funded Common Stock Purchase Warrants (the “Pre-Funded Warrants”) to purchase a number of additional shares of the Company’s common stock (the “Warrant Shares”) equivalent to the difference between $21,600,000 and the aggregate value of the Company Shares based on such VWAP, such that the aggregate consideration has a value of $21,600,000. The Company has determined that the value of these contingent Warrant Shares of $0 at acquisition date and December 31, 2025

The Company evaluated this acquisition under ASC 805, Business Combinations. ASC 805 requires that an acquirer determine whether it has acquired a business. If the criteria of ASC 805 are met, a transaction would be accounted for as a business combination and the purchase price is allocated to the respective net assets and liabilities assumed based on their fair values and a determination is made whether any goodwill results from the transaction. The Company concluded that the acquired set of assets did not meet the US GAAP definition of a business as substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets and consequently accounted for the purchase as an asset acquisition. The Company allocated the total consideration transferred on the date of the acquisition to the assets and liabilities acquired on a relative fair value basis.

The following table summarizes the acquisition date fair value of the assets acquired and the liabilities assumed:

Amounts Recognized as of Acquisition Date
Total consideration	$14,040,000

Cash	119,135
Other receivables	831
Fixed assets (a)	8,387
Intangible assets (b)	14,029,591
Other payables	(17,582)
Due to related party (c)	(100,362)
Net assets acquired	$14,040,000

(a)	Fixed asset consists primarily of drones and computer equipment acquired by the Company. The fair value of fixed assets was estimated to equal the replacement cost.
(b)	Intangible assets consist of intellectual property related drone technology and are recorded at estimated fair values based on the allocation of the total consideration transferred on the date of the acquisition to the assets and liabilities acquired on a relative fair value basis. (See Note 9).
(c)	Intercompany balance with VisionWave Holdings Inc. eliminated in consolidation

Note 9 — Intangible Assets

As noted in Note 8, on December 15, 2025, the Company acquired intellectual property from the acquisition of Solar Drone. Solar Drone is a drone-based industrial technology platform providing automated cleaning and inspection solutions for utility-scale solar installations and high-voltage electrical infrastructure. The core asset is a proprietary, field-proven drone system that replaces manual, ground-based, and helicopter-based maintenance with autonomous drone operations, improving energy output, safety, and operational reliability while reducing costs and downtime.

At acquisition date, the fair value of intellectual property was $14,029,591.

	Estimated Useful Life (years)	December 31, 2025
Intellectual property	5	$14,029,591
Accumulated amortization		(116,913)
Net book value		$13,912,678

Amortization of the intangible asset during the three months ended December 31, 2025 and 2024, was $116,913 and nil respectively.

The future amortization of the intangible asset is as follows:

Fiscal Year	Amount
Remainder of 2026	$2,104,439
2027	2,805,918
2028	2,805,918
2029	2,805,918
2030	2,805,918
Thereafter	584,567
Total unamortized intangible assets	$13,912,678

Note 10 — Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following as of December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Underwriter's marketing fee (See Note 15)	$1,800,000	$1,800,000
Vendors payable	1,022,480	939,192
Accrued compensation expense	404,251	359,667
Franchise tax payable	285,023	267,323
Insurance premium financing	44,910	71,851
Accrued interest expense	154,516	49,914
Other payables	482,200	429,887
Total	$4,193,380	$3,917,834

Note 11 — Excise Tax Payable

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

Prior to the consummation of the Reverse Acquisition, Bannix’s common stockholders exercised their right to redeem their shares for a pro rata portion of the funds in Bannix’s Trust Account. As a result of these redemptions, Bannix estimated the excise tax liability and applicable interest and penalties pursuant to the IR Act. At the consummation of the Reverse Acquisition, $888,332 of excise tax liability, inclusive of excise tax interest and penalties, is assumed. For the three months ended December 31, 2025 and 2024, $33,614 and $0 of interest and penalties, respectively, is estimated on the excise tax balance. As of December 31, 2025 and September 30, 2025, $976,653 and $943,039 of excise tax liabilities, respectively, inclusive of interest and penalties is recorded in the consolidated balance sheets.

Note 12 — Promissory Note - Evie

Prior to the consummation of the Reverse Acquisition, Bannix issued unsecured promissory notes to Evie Autonomous LTD (“Evie”) with a principal amount of $1,003,995 (the “Evie Autonomous Extension Notes”). The Evie Autonomous Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of Bannix’s initial Business Combination, or (b) the date of Bannix’s liquidation. On December 26, 2024 and amended on May 27, 2025, Bannix entered into an agreement to defer payment of the Evie Autonomous Extension Notes. Under the deferment agreement, these amounts will not become payable until any Pre-Paid Advance issued in connection with the SEPA is repaid in full (See Note 14). The balance of $1,003,995 was assumed at the close of the Reverse Acquisition. As of December 31, 2025 and September 30, 2025, the balance of $1,003,995, owing to Evie is reported as promissory notes – Evie on the unaudited condensed consolidated balance sheets.

Note 13 — Related Party Transactions

Due to Related Parties

Prior to the consummation of the Reverse Acquisition, Bannix entered into various transactions with related parties to fund working capital needs. A total of $2,124,212 owing to these related parties was assumed at the close of the Reverse Acquisition. The table below at December 31, 2025 and September 30, 2025 balances for those related parties.

	December 31, 2025	September 30, 2025
Suresh Yezhuvath	$223,960	$223,960
Instant Fame and affiliated parties (1)	840,000	840,000
Stanley Hills (3) (4)	285,252	785,252
Accrued executive compensation (2)	45,000	250,000
Anat Attia (4)	89,570	335,280
	$1,483,782	$2,434,492

(1) Instant Fame and affiliated parties

Represents unsecured promissory note issued by Bannix on December 13, 2022 in favor of Instant Fame, in the principal amount of $690,000. In March and April 2023, Bannix issued additional unsecured promissory notes to Instant Fame for $75,000 for each promissory note.

(2) Accrued executive compensation

Represents compensation expense owing to executives. At the close of the reverse acquisition $220,000 and $55,000 were owed to Doug Davis and Erik Klinger, respectively. At December 31, 2025, $25,000 and $20,000 were owed to Noam Kenig and Erik Klinger, respectively. At September 30, 2025, $180,000, $25,000 and $45,000 were owed to Doug Davis, Noam Kenig and Erik Klinger, respectively.

Deferment of payment of related party balances

On December 26, 2024 and revised on February 4, 2025, April 19, 2025 and May 25, 2025, the Company entered into an agreement to defer payment of certain related parties including Stanley Hills, LLC. Under the deferment agreements, all amounts owed to the sponsor of Bannix and its affiliates are payable only after any Pre-Paid Advance issued in connection with the SEPA Pre-Paid Advances is repaid in full (See Note 14).

On January 19, 2026, the Company and Yorkville Advisors amended the SEPA to provide that the prepaid advance would no longer constitute an advance under the SEPA but instead be evidenced by stand-alone promissory notes. During the three months ended December 31, 2025, Yorkville Advisors approved repayment of $235,000 of deferred compensation expense of the Executive Chairman.

(3) Transfer of balances

During the year ended September 30, 2025, upon agreement by and amount the related parties, $235,333 of balances owing to Bannix Management LLP and $4,737 of balances of Subash Menon was transferred to Stanley Hills and $200,000 of balances owed to Subash Menon was transferred to Suresh Yezhuvath.

(4) VisionWave Technologies related party transactions

Stanley Hills, LLC, a corporation wholly owned by Anat Attia, paid the entire company expenses for VisionWave Technologies Inc., as well as funded the Company’s bank and brokerage accounts, on behalf of the Company. On April 8, 2025, with an effective date of March 31, 2025, the Company entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of VisionWave Technologies. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to the Company, sufficient to fund the working capital needs through February 17, 2027. The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the Board of Directors, and only to the extent such repayment would not impair the Company’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the financial statement.

As stated in (2) above, on January 19, 2026, the Company and Yorkville Advisors amended the SEPA to provide that the prepaid advance would no longer constitute an advance under the SEPA but instead be evidenced by stand-alone promissory notes. During the three months ended December 31, 2025, the Company made a partial payment of $500,000 to Stanley Hills, LLC; the deferral agreement remains in effect and was not amended, and Yorkville Advisors has not delivered any notice of default under the SEPA or the related promissory notes. Stanley Hills subsequently provided $500,000 of additional funding support to the Company under its existing funding support agreement.

During the three months ended December 31, 2025, a total of $500,000 and $270,000 was repaid on the Stanley Hill and Anat Attia balances, respectively.  During the three months ended December 31, 2025, Anat Attia paid $24,290 of expenses on behalf of the Company. As of December 31, 2025 and September 30, 2025, the balance of $285,252 and $785,252, respectively, owing to Stanley Hills, LLC is included in due to related parties on the unaudited condensed consolidated balance sheets. As of December 31, 2025 and September 30, 2025, the balance of $89,570 and $335,280, respectively, owing to Anat Attia is included in due to related parties on the unaudited condensed consolidated balance sheets.

Due from related party

During the year ended September 30, 2025, the Company advanced against compensation $120,000 to the Executive Chairman and acting CEO. For the three months ended December 31, 2025, the Company advanced to that executive an additional $27,500 against compensation. As of December 31, 2025 and September 30, 2025, $147,500 and $120,000 is advanced against compensation to the executive Chairman and acting CEO and reported in due from related party balance on the unaudited condensed consolidated balance sheets.

Note 14 — Convertible Notes Payable

Securities Purchase Agreements

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

The Company repaid $149,884 on the July 2025 Notes. For the three months ended December 31, 2025 and 2024 total amortized debt issuance cost of $16,293 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. For the three months ended December 31, 2025 and 2024, total interest expense $12,751 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. At December 31, 2025 and September 30, 2025, the balance of the July Notes of $175,146 and $308,737, respectively, recorded in convertible notes payable on the accompanying balance sheets, includes $29,170 and $45,463, respectively of unamortized debt issuance cost.

On October 6, 2025, the Company entered into a Securities Purchase Agreement (the “October 2025 SPA”) with an unaffiliated accredited investor, pursuant to which the Company issued a promissory note (the “October 2025 Note”) to the investor in the aggregate principal amount of $296,700, which includes an aggregate original issue discount of $38,700, for a purchase price of $258,000. The Company incurred an additional $8,000 in fees related to this transaction which is capitalized as part of the debt issuance cost and amortized over the term of the October 2025 Note. The October 2025 Note bear interest at a one-time charge of 12% applied on the issuance date, mature on July 30, 2026, and is repayable in five monthly payments commencing March 30, 2026. The October 2025 Note is convertible into shares of the Company’s common stock, par value $0.01 per share, solely upon an event of default, at a conversion price equal to 75% of the lowest trading price during the ten trading days prior to conversion. The Company also entered into an irrevocable transfer agent instructions letter with its transfer agent in connection with the October 2025 Note. The proceeds from the issuances of the October 2025 Note were used for general working capital purposes. The October 2025 investor have piggyback registration rights and have agreed not to engage in short sales of the Company’s common stock during the term of the October 2025 Note. The October 2025 Note include customary representations, warranties, covenants, and default provisions. The Company may prepay the October 2025 Notes within the first 180 days.

For the three months ended December 31, 2025 and 2024, total amortized debt issuance cost of $14,012 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. For the three months ended December 31, 2025 and 2024, total interest expense $10,681 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. At December 31, 2025 and September 30, 2025, the balance of the October Notes of $264,012 and $0, respectively, recorded in convertible notes payable on the accompanying balance sheets, includes $32,688 and $0, respectively of unamortized debt issuance cost.

On November 12, 2025, the Company entered into a Securities Purchase Agreement (the “November 2025 SPA”) with an unaffiliated accredited investor, pursuant to which the Company issued a promissory note (the “November 2025 Note”) to the November 2025 investor in the aggregate principal amount of $354,200, which includes an aggregate original issue discount of $46,200, for a purchase price of $308,000. The Company incurred an additional $8,000 in fees related to this transaction which is capitalized as part of the debt issuance cost and amortized over the term of the November 2025 Note. The November 2025 Note bear interest at a one-time charge of 12% applied on the issuance date, mature on September 15, 2026, and is repayable in five monthly payments commencing May 15, 2026. The November 2025 Note is convertible into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), solely upon an event of default, at a conversion price equal to 75% of the lowest trading price during the ten trading days prior to conversion. The Company also entered into an irrevocable transfer agent instructions letter with its transfer agent in connection with the November 2025 Notes. The proceeds from the issuances of the November 2025 Notes were used for general working capital purposes. The investor has piggyback registration rights and have agreed not to engage in short sales of the Company’s common stock during the term of the November 2025 Note. The November 2025 Note include customary representations, warranties, covenants, and default provisions. The Company may prepay the November 2025 Note within the first 180 days.

For the three months ended December 31, 2025 and 2024, total amortized debt issuance cost of $6,641 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. For the three months ended December 31, 2025 and 2024, total interest expense $6,376 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. At December 31, 2025 and September 30, 2025, the balance of the November Notes of $306,641 and $0, respectively, recorded in convertible notes payable on the accompanying balance sheets, includes $47,559 and $0, respectively of unamortized debt issuance cost.

Standby Equity Purchase Agreement - Pre-Paid Advance

In connection with the SEPA (See Note 16), and subject to the condition set forth therein, the Investor advanced to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $5.0 million (the “Pre-Paid Advance”). The first Pre-Paid Advance was disbursed on July 25, 2025 with respect to $3.0 million and the balance of $2.0 million was disbursed on September 11, 2025 upon the registration statement registering the resale of the shares of common stock issuable under the SEPA being declared effective. The purchase price for the Pre-Paid Advance is 94% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date is 12-months after the closing of each tranche of the Pre-Paid Advance. The Investor may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $10.00 or 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $1.00 (the “Floor Price”) provided, however, that the Floor Price shall be adjusted (downwards only) to equal 20% of the average VWAP for the five (5) Trading Days immediately prior to the earlier of (i) date of effectiveness of the Registration Statement, (ii) the six-month anniversary of the date of the SEPA. Notwithstanding the foregoing, the Company may reduce the Floor Price to any amounts set forth in a written notice to the Holder; provided that such reduction shall be irrevocable and shall not be subject to increase thereafter. In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to the Investor the principal and interest due thereunder. In no event shall Investor be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Investor and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. If any time on or after the issuance of the Convertible Notes (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap, where applicable ( “Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”), then the Company shall make monthly payments to Investor beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $750,000 plus an 5.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”).

The Convertible Notes is a legal debt obligation with a variable-share conversion feature and the Company elected to account for the Convertible Notes at fair value under ASC 825. the Note remains a liability after issuance and the instrument is remeasured after initial recognition, with changes in fair value recognized in earnings each reporting period until settlement, modification, or extinguishment, consistent with the liability-classified model. As of December 31, 2025, the par value of the notes was $5,000,000 and the fair value of the notes was $4,839,333. For the three months ended December 31, 2025 and 2024, total interest expense $74,795 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively.

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

The key assumptions used to value the convertible notes as of December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Stock Price	$9.26	$9.53
Equity Volatility	60%	52.0%
Discount Rate	45%	41.0%
Risk free rate of return	3.52% - 3.54%	3.70%
Term to maturity (years)	0.57 - 0.70	0.82

The following table presents changes of the convertible notes with significant unobservable inputs (Level 3) for the three months ended December 31, 2025:

Convertible Notes
Convertible Notes balance at September 30, 2025	$4,552,653
Change in fair value	286,680
Convertible Notes balance at December 31, 2025	4,839,333

July Notes (at amortized cost)	175,146
October Note (at amortized cost)	264,012
November Note (at amortized cost)	306,641
Balance, Convertible notes payable	$5,585,132

Note 15 — Underwriter’s Agreement

Upon completion of the initial public offering of Bannix IPO, the underwriters are entitled to a deferred underwriting discount of $225,000, solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Additionally, the underwriters are entitled to a Business Combination marketing fee of 3.5% of the gross proceeds of the sale of Units in the IPO upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. At the close of the Reverse Acquisition, the Company assumed $225,000 of underwriting discount which is included in deferred underwriting discount on the accompanying balance sheets at September 30, 2025. The amount is due on demand but payable only after the repayment of the SEPA Pre-paid Advances (See Note 14).

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

At the close of the Reverse Acquisition, the Company assumed $1,800,000 of marketing fees costs which is included in accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheets at December 31, 2025 and September 30, 2025.

In addition, Bannix issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of Common Stock for $0.01 per share (the “Representative Shares”) upon the consummation of the Bannix IPO. A balance of $3,930 outstanding by the Representative for the Representative Shares were assumed at close at the Reverse Acquisition. As of December 31, 2025 and September 30, 2025, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the condensed consolidated balance sheets.

Note 16 — Commitment and Contingencies

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

In connection with the SEPA, and subject to the condition set forth therein, Investor advanced to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $5.0 million (the “Pre-Paid Advance”) (See Note 14).

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

As consideration for the Investor’s commitment to purchase the shares of common stock pursuant the SEPA, the Company paid the Investor, (i) a structuring fee in the amount of $30,000 and (ii) 200,000 shares of common stock as an equity fee. Further, the Company is required to pay Investor a commitment fee of $500,000 of which $250,000 shall be due and payable on the earlier of the effective date of the initial registration statement, or 60 days following the date hereof and the remaining $250,000 shall be due and payable on the date that is 90 days following the initial due date to be paid by the issuance of such number of common shares that is equal to the applicable portion of the commitment fee divided by the average of the daily VWAPs of the common shares during the three trading days immediately prior to the applicable due date. The total consideration of $1,350,000 is recorded as general and administrative expenses in the accompanying statement of operations for the year ended September 30, 2025 and is inclusive of fair value if $470,000 of the 200,000 shares issued and $350,000 consulting fees. At December 31, 2025 and September 30, 2025, $140,000 of the commitment fee is unpaid and included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

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

The SEPA fails the fixed-for-fixed equity classification test due to the Exchange Cap requiring shareholder approval, which constitutes a variable settlement contingency outside the issuer’s control. Therefore, equity classification under ASC 815-40 is precluded, and the SEPA must be accounted for as a liability (or derivative liability, as applicable). While the SEPA has an underlying (the issuer’s stock price) and a notional amount (the $50 million commitment), it does not meet the third characteristic of a derivative because it requires more than a nominal initial net investment (e.g., the $5 million Pre-Paid Advance in two tranches and related fees). Therefore, the SEPA does not meet the definition of a derivative under ASC 815-10-15-83. Accordingly, the SEPA should be recorded as nonderivative liability requiring ongoing fair value remeasurement. As of December 31, 2025 and September 30, 2025, based on management assumptions the SEPA liability was zero.

Joint Venture

On August 25, 2025, the Company entered into a Strategic Joint Venture Agreement (the “AIPHEX Agreement”) with AIPHEX LTD (“AIPHEX”), GBT Tokenize Corp. (“TOKENIZE”), and GBT Technologies, Inc. (“GBT”). Pursuant to the AIPHEX Agreement, the parties agreed to form a joint venture limited liability company in the State of Nevada (the “JV LLC”) for the purpose of collaborating on certain designated defense and technology projects (the “Designated Projects and Background IP”). At December 31, 2025, the JV LLC was neither formed nor funded. The Company does not intend to pursue this agreement but to date of this report has not formalized a cancellation.

Memorandum of Understanding

On September 2, 2025, the Company entered into a Memorandum of Understanding (the “MoU”) with VEDA Aeronautics Private Limited (“VEDA”), a company incorporated under the Companies Act, 2013, of India.

Pursuant to the MoU, the Company and VEDA intend to collaborate on several Indian Ministry of Defense (“MoD”) procurement programs (the “Programs”), including but not limited to: (a) Drone Kill System (Make-2) – interceptor drone development; (b) ALTV (New Generation Light Tank) – 357 tanks, with Company subsystems proposed as onboard modules; (c) FRCV (Main Battle Tank Program) – 1,770 main battle tanks; and (d) T72/T90 Retrofit Program for tanks. Under the MoU, VEDA has invited the Company to supply and develop core subsystems, including counter-UAS systems, tactical drones, radar technologies, advance protection systems (APS) systems, sensor fusion technologies, and unmanned platforms for defense and homeland security applications. The parties intend to collaborate in technical proposals, demonstrations, and joint pursuit of contracts for these Programs. The Company does not intend to pursue this MOU but to date of this report has not formalized a cancellation.

Contingent Commission Payable

On May 22, 2025, VisionWave Technologies executed an Addendum to an existing agreement, pursuant to which Raptor LLC was appointed as exclusive sales agent for 280,534 TFLM shares (See Note 18) and Raptor LLC will be entitled to a fixed fee of $50,000, payable from the gross proceeds of the share sale of the TFLM shares. As of December 31, 2025, no sale of the TFLM shares has occurred, and VisionWave Technologies has not granted the required power of attorney over its brokerage account to enable such sales. Accordingly, the commission obligation to Raptor LLC is considered contingent.

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

The CTMG Agreement has an initial term of two years, subject to earlier termination under certain conditions, including for convenience with 60 days’ notice or for material breach. In consideration for the services, the Company has agreed to pay CTMG: (i) a retainer fee of $50,000 upon signing, which was pre-paid as an advance on September 24, 2025, with an additional $50,000 due upon execution of binding definitive agreements related to the crypto treasury transaction; (ii) a success fee of 17 Bitcoin (or cash equivalent) upon successful deployment of at least $20 million into crypto assets for the Company’s treasury; and (iii) 250,000 shares of the Company’s common stock upon closing of the crypto treasury transaction, subject to SEC Rule 144 restrictions and inclusion in future registration statements where applicable. The Company will also reimburse CTMG for pre-approved reasonable expenses. For the three months ended December 31, 2025, no additional costs were incurred under this agreement. The Company does not intend to pursue this agreement due to market changes, but to date of this report has not formalized a cancellation.

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

For the three months ended December 31, 2025, the Company paid $250,000 under this agreement. For the three months ended December 31, 2025, the Company paid $250,000 under this agreement. As of December 31, 2025, the Company have not issued shares for the equity component and the total value of $350,000 is included in stock-based compensation liability on the unaudited condensed consolidated balance sheets. Subsequent to year-end, the parties continue to discuss the timing and scope of the pilot phase of the arrangement. The Company will issue the shares or otherwise resolve the equity consideration in accordance with the agreement or any future written amendment between the parties.

 Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken

 Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s operations in the future or with future capital raising activities. The Company has not been affected so far by these conflicts or US tariffs.

Note 17— Stockholder’s Deficit

Preferred Stock— The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and September 30, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 150,000,000 shares of common stock with par value of $0.01 each. As of December 31, 2025 and September 30, 2025, there were 16,516,603 and 14,521,094 shares of Common Stock issued and outstanding, respectively.

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

At the time of the Reverse Acquisition, The Private Placement Warrants became identical to the Public Warrants underlying the Units sold in the Bannix IPO. The Private Placement Warrants were classified as Equity upon close of the Reverse Acquisition. During the three months ended December 31, 2025, 495,509 warrants were exercised for $5,698,354. At December 31, 2025, there were 7,109,483 warrants outstanding inclusive of 300,000 Pre-Funded warrants (See Note 8).

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

Stock Options

On August 6, 2025 and September 2, 2025, the Company entered into several employment agreements, pursuant to which the Company granted 6,350,000 options to employees with vesting periods of 4 years and exercise price of $7.2 and $9.09, respectively. For the three months ended December 31, 2025 and 2024, total stock-based compensation related to the employments agreements was $2,009,847 and $0 and included in general and administrative expense on the accompanying consolidated statements of operations.

On July 16, 2025, the Company entered into a consultant non statutory stock option agreement with a vendor, pursuant to which the vendor was granted 500,000 stock options that vested immediately at an exercise price of $3.27 and total compensation expense of $1,452,240 was recognized during the year ended September 30, 2025.

The assumptions used in the Black-Scholes model are set forth in the table immediately below:

August 6, 2025 - September 2, 2025
Exercise price	3.27 - 9.09
Risk-free interest rate	3.58 -3.91%
Volatility	101.4 - 114.4%
Expected life (years)	3.19 - 5.00
Dividend yield	0%

The following is an analysis of the stock option grant activity:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2024	—	$—	$—
Granted	6,850,000	7.42	5.23
Expired	—	—	—
Exercised	—	—	—
Outstanding at September 30, 2025	6,850,000	7.42	5.23
Granted	—	—	—
Expired	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2025	6,850,000	$7.42	$4.98

At December 31, 2025 and September 30, 2025, the intrinsic value of outstanding options are $12,579,500 and $14,429,000, respectively. At December 31, 2025 and September 30, 2025, 500,000 options were vested and exercisable.

The Company will recognize the remaining total stock-based compensation of $29,118,682 in future periods as follows:

Year	Amount
2026	$6,029,541
2027	8,039,388
2028	8,039,388
2029	7,002,682
2030	7,683
Total	$29,118,682

Restricted stock units (“RSUs”)

On August 1, 2025, the Company entered into agreements with three independent directors, pursuant to which each independent directors will be granted $60,000 of restricted stock units annually. The restricted stock units will vest after 1 year of service. For the three months ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense related to the RSUs of $45,000 and $0, respectively. At December 31, 2025 and September 30, 2025, unearned compensation is $105,000 and $150,000, respectively and will be recognized in the future.

The following table summarizes RSU issuance and related stock-based expense.

Quarter ended	RSU issued	Value of RSUs issued	Stock based compensation
September 30, 2025	15,735	$180,000	$30,000
December 31, 2025	—	—	45,000
	15,735	$180,000	$75,000

Issuance of shares to former directors

On August 9, 2025, the Company entered into compensation agreements with three former directors, pursuant to which each director will receive $120,000 payable in cash or shares. Two directors elected to receive a total of $125,000 in shares and on September 10, 2025, total shares of 10,927 were issued and stock-based compensation of $125,000 related the compensation agreements with two former directors was included in general and administrative expense on the consolidated statements of operations during the year ended September 30, 2025. There were no issuance of shares for the three months ended December 31, 2025.

Other share issuances

As outlined in Note 14, the Company issued 200,000 shares of Common stock at a fair value of $470,000 pursuant to the SEPA during the year ended September 30, 2025. There were no issuance of shares under this agreement for the three months ended December 31, 2025.

At the close of the Reverse Acquisition, Bannix owed a vendor 22,500 shares pursuant to an agreement for the provision of services. On July 25, 2025, the Company issued the Common Shares to the vendor to satisfy the outstanding obligation.

As stated in Note 8, the Company issued 1,500,000 Class A Common Shares pursuant to the asset acquisition.

Stock-based compensation liability

In November 2025, the Company entered into an advisory services agreement with an independent member of the board of directors. As compensation for the services of the board member, a compensation of $30,000 monthly payable in cash and $5,000 monthly payable in shares. At December 31, 2025, the $10,000 payable in shares was not issued to the director and is included in stock-based compensation liability on the accompanying unaudited condensed consolidated balance sheets. There were no shares payable and unissued at September 30, 2025.

On December 8, 2025, the Company entered into independent director agreements with two members of the board of directors. As compensation for services, the directors will receive an annual compensation of $3,000 and 60,000 RSUs. In addition, one of the directors serves as chairperson of the business development committee and is entitled to an additional annual compensation of $120,000 and 60,000 RSUs of which 30,000 is payable and vests upon execution of the agreement and 30,000 six months later. At December 31,2025, the 30,000 RSU that were due immediate were unpaid and included at fair value of $277,800 in stock-based compensation liability on the accompanying unaudited condensed consolidated balance sheets. There were no shares payable and unissued at September 30, 2025.

On October 9, 2025, the Company entered into a consulting arrangement with a vendor, pursuant to which $75,000 of RSUs will be issued within 5 days of the execution date and the contract then 6 months later. At December 31, 2025, the Company did not issue the first RSUs to the vendor and the $75,000 is included in stock-based compensation liability on the unaudited condensed consolidated balance sheets. There were no shares payable and unissued at September 30, 2025.

As stated in Note 16, pursuant to the PVML Agreement, the payment contains an equity component valued at $350,000, to be settled through the issuance of 35,000 shares of the Company's common stock valued at $10.00 per share. At December 31, 2025, did not issue these shares and the $350,000 payable in shares is included in stock-based compensation liability on the accompanying unaudited condensed consolidated balance sheets. There were no shares payable and unissued at September 30, 2025.

Note 18 — Gain on Sale of Marketable Securities

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

As a result of this non-cash exchange, the Company recognized a loss on sale of the 9,735,888 shares of AVAI of approximately $9,455 during the year ended September 30, 2025. The total gain on sale of AVAI shares of $104,656 is recorded in the recorded as gain on sale of marketable securities on the unaudited condensed consolidated statements of operations during the year ended September 30, 2025. At December 31, 2025 and September 30, 2025, the total par value of TFML shares of $281, is recorded as investment in marketable securities available for share on the unaudited condensed consolidated balance sheets.

Note 19 — Income Tax

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception. At the close of the Reverse Acquisition, the Company assumed $959,639 of income tax expenses inclusive of interest and penalties. For the three months ended December 31, 2025 and 2024, the Company incurred an additional $24,766 and $0, respectively, in interest and penalties for its failure to file and pay its taxes. At December 31, 2025 and September 30, 2025, the total liability of $1,019,471 and $994,704 is included on the unaudited condensed consolidated balance sheets.

Note 20 — Segment Information

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

The CODM assesses performance for the single segment and decides how to allocate resources based on operating loss that also is reported on the consolidated statements of operations. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended December 31,
	2025	2024
General and administrative	$4,680,539	$143,769
Research and development	315,075	—
Sales and marketing	1,453,172	59,955
Depreciation and amortization	118,895	—
Operating loss	$(6,567,681)	$(203,724)

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

Note 21—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of the filing of this report. The Company did not identify any subsequent events, other than disclosed in the Notes and discussed below, that would have required adjustment or disclosure in these unaudited condensed consolidated financial statements.

Asset Purchase Agreement

On January 5, 2026, the Company entered into an Asset Purchase Agreement (the “Adrian Asset Purchase Agreement”) with Adrian Holdings S.R.L., a Costa Rican company (the “Seller”). Pursuant to the Adrian Asset Purchase Agreement, the Company agreed to acquire from the Seller, and the Seller agreed to sell, transfer, convey and assign to the Company, all right, title and interest in and to certain intellectual property assets related to the technology known as QuantumSpeed (the “Assigned IP”), as more fully described in the Agreement.

In consideration for the Assigned IP, the Company agreed to pay the Seller aggregate consideration consisting of (i) 10,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Purchase Shares”), and (ii) a promissory note in the principal amount of $10,000,000 (the “Adrian Note”). At closing (the “Closing Date”), the Company will issue and deliver to the Seller 3,000,000 Purchase Shares (the “Closing Shares”) and execute and deliver the Note.

The issuance of the remaining 7,000,000 shares of the Company’s common stock (the “Contingent Shares”) is subject to approval by the Company’s shareholders as required under applicable Nasdaq listing rules. The Company has agreed to use its commercially reasonable efforts to obtain such shareholder approval (the “Shareholder Approval”) as soon as practicable following the Closing, including by including a proposal for such approval in its next annual or special meeting of shareholders (but excluding any special meeting to be held on or about February 2026), and in no event later than nine (9) months after the Closing Date. If Shareholder Approval is not obtained within nine (9) months after the Closing Date, then (i) the Company shall promptly cause sixty percent (60%) of the equity interests in QuantumSpeed Inc., a wholly-owned subsidiary of the Company to which the acquired intellectual property assets will have been assigned, to be transferred to the Seller (or its designee) free and clear of all encumbrances (other than restrictions under applicable securities laws), (ii) the Seller’s security interest in such equity interests shall be automatically released, and (iii) the Seller shall retain full ownership of the 3,000,000 shares of common stock previously issued at Closing and the Note, without any obligation to return, cancel, or forfeit the same. For the avoidance of doubt, in such event, no alternative consideration will be provided in lieu of the Contingent Shares.

An independent third-party valuator assessed the QuantumSpeed intellectual property at approximately $99.6 million as of December 31, 2025, based on certain assumptions regarding future development success, market adoption, and discount rates. This valuation is not a guarantee of realizable value and is subject to significant risks, including potential impairment if development milestones are not met. The Company’s Board was provided also with a fairness opinion by an independent consultant for the structure and the value of the transaction.

The Agreement contains customary representations, warranties, covenants and indemnification provisions for a transaction of this nature.

Board Appointments

On January 2, 2026, the Company appointed Mansour Khatib and Shmaya D. Ollech (also known as Daniel Ollech) as independent directors to the Board, effective as of January 2, 2026, to serve until their respective successors are duly elected and qualified or until their earlier resignation or removal. Mr. Khatib and Mr. Ollech each qualify as independent directors under the applicable rules of The Nasdaq Stock Market LLC and the U.S. Securities and Exchange Commission.

In connection with their appointments, the Company entered into independent director engagement agreements (each, an “Independent Director Agreement”) with Mr. Khatib and Mr. Ollech, which set forth the terms of their service and compensation consistent with the Company’s independent director compensation policy adopted by the Board on July 29, 2025. Pursuant to each Agreement, the director will receive: (i) an annual cash retainer of $36,000, payable quarterly in arrears; (ii) additional annual cash fees if serving as Chair of a Board committee ($10,000 for Audit Committee Chair; $5,000 each for Compensation Committee Chair and Governance Committee Chair, if different from the Audit Committee Chair); (iii) an annual equity grant of restricted stock valued at $60,000 under the Company’s 2024 Omnibus Equity Incentive Plan, granted on or about August 1 of each year (prorated for partial years) and vesting in full after twelve months of continuous service, subject to accelerated vesting upon a Change in Control (as defined in the plan), death, or disability; and (iv) reimbursement of reasonable out-of-pocket expenses incurred in connection with Board service.

On January 30, 2026, 4,320 Class A Common Stock was each issued to Mr. Khatib amd Mr. Ollech pursuant to the independent director agreements.

CFO Employment Agreement

On January 2, 2026, the Company entered into an employment agreement (the “Employment Agreement”) with Erik Klinger, pursuant to which Mr. Klinger will continue to serve as the Company’s Chief Financial Officer, effective as of January 2, 2026.

The Employment Agreement provides for an initial three-year term, automatically renewing for successive one-year periods unless either party provides timely notice of non-renewal. Mr. Klinger’s annual base salary is $120,000, payable in accordance with the Company’s standard payroll practices. Mr. Klinger is eligible to participate in the Company’s employee benefit plans available to similarly situated executives, including medical, dental, and vision insurance, and is entitled to four weeks of paid vacation per year (pro-rated for partial years).

On January 2, 2026, in connection with the Employment Agreement, the Company granted Mr. Klinger a nonstatutory stock option (the “Option”) to purchase 500,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on December 31, 2025, pursuant to the Company’s proposed 2025 Omnibus Equity Incentive Plan (the “Plan”). The Option is subject to twelve equal quarterly vesting installments over four years, commencing on the date of shareholder approval of the Plan (the “Approval Date”), and is otherwise subject to the terms and conditions of the Plan and the Employee Nonstatutory Stock Option Agreement entered into between the Company and Mr. Klinger. The grant of the Option is expressly contingent upon shareholder approval of the Plan; if the Plan is not approved by shareholders, the Option will be null and void.

Strategic Joint Venture Agreement

On January 9, 2026, the Company entered into a Strategic Joint Venture Agreement (the “JV Agreement”) with BOCA JOM, LLC (“BOCA”), GBT Tokenize Corp. (“TOKENIZE”), and GBT Technologies, Inc. (“GBT”).

Pursuant to the JV Agreement, the parties agreed to form a joint venture limited liability company in the State of Nevada (the “JV LLC”) for the purpose of developing, commercializing, and managing designated electronic design automation (EDA), defense, and high-security technology projects (the “Designated Projects”).

Equity interests in the JV LLC were determined using an internal reference value of $1.0 billion solely to facilitate negotiation of ownership percentages. This internal value is not a statement of the JV’s actual fair market value and was reached without the benefit of an independent third-party valuation or fairness opinion. Accordingly, stockholders and investors are cautioned not to place undue reliance on this figure as an indication of the value of the JV, its assets, or the Company’s interest therein for securities law purposes or otherwise. Ownership of the JV LLC is expected to be allocated among the parties as set forth in the Agreement and related exhibits.

The contributions are as follows:

TOKENIZE will contribute 897,102 shares of the Company’s common stock and its intellectual property portfolio.

GBT will contribute 2,020,500 shares of the Company’s common stock.

BOCA will contribute the Designated Projects.

BOCA and the Company will each enter into non-exclusive license agreements granting the JV LLC rights to use certain background intellectual property solely for the Designated Projects.

All contributions of Company securities are subject to compliance with applicable securities laws and Nasdaq Listing Rules, including obtaining shareholder approval if required under Nasdaq Rule 5635.

Governance

The JV LLC will be governed by a three-member board, with governance and deadlock resolution mechanisms to be set forth in a separate operating agreement. TOKENIZE and GBT will not participate in management or governance of the JV LLC.

The Agreement provides that the Company may appoint a director to BOCA’s board. Any appointment of a BOCA designee to the Company’s board would be subject to approval by the Company’s independent directors, compliance with Nasdaq rules, and, if applicable, shareholder approval.

Intellectual Property

Intellectual property developed by the JV LLC (“Foreground IP”) will be owned by the JV LLC. Each party retains ownership of its independently developed intellectual property. License rights terminate upon termination of the Agreement, subject to limited survival for existing customer obligations.

The Agreement has an initial term of seven years and includes customary termination rights, including termination if required regulatory approvals (such as CFIUS or export control approvals) are denied. If no Designated Project generates revenue within twelve months following formation of the JV LLC, the Agreement may be terminated and contributed consideration returned, subject to board-level fiduciary determinations.

Amendment to SEPA

On January 19, 2026, the Company entered into an amendment to the Standby Equity Purchase Agreement, dated as of July 25, 2025 (the “SEPA Amendment No. 1”), by and between the Company and YA II PN, Ltd. (the “Investor”).

The Amendment amends the SEPA to, among other things:

(i) remove the Investor’s ability to deliver Investor Notices, which previously allowed the Investor to require the Company to issue and sell shares of Common Stock to the Investor in offset of amounts outstanding under the Promissory Notes;

(ii) modify the conditions under which an amortization event may occur, providing that no amortization event shall be deemed to have occurred due to a Registration Event ( prior to July 15, 2026 (the “Rule 144 Date”), and after the Rule 144 date, no such amortization event shall occur so long as the Company remains current on its filings with the Securities and Exchange Commission (the “SEC”) and the Investor is able to rely on Rule 144 under the Securities Act of 1933, as amended, to resell shares of Common Stock issuable under the Promissory Notes;

(iii) cancel the Investor’s obligation to fund an additional $2,000,000 in principal amount to the Company as set forth in a letter agreement dated September 11, 2025, between the Company and the Investor (provided that subsequent fundings on the same or different terms may be mutually agreed by the parties in the future and documented in writing); and (iv) require the Company to use its best efforts to promptly respond to comments from the staff of the SEC regarding the Company’s initial Registration Statement on Form S-1 (File No. 333-289952) and seek effectiveness of such Registration Statement as soon as reasonably practicable.

Exchange Agreement

On January 26, 2026, the Company entered into a definitive Exchange Agreement (the “Exchange Agreement”) with SaverOne 2014 Ltd., an Israeli company whose American Depositary Shares are listed on The Nasdaq Stock Market (“SaverOne”). The Exchange Agreement replaces and supersedes the previously disclosed non-binding Letter of Intent dated December 31, 2025.

The Exchange Agreement provides for a three-stage equity exchange and strategic collaboration providing for the Company to acquire up to approximately 51% of SaverOne’s issued and outstanding ordinary shares on a fully diluted basis, subject to milestone achievement and applicable regulatory approvals. In exchange, the Exchange Agreement provides SaverOne with the ability to acquire VisionWave common stock with an aggregate economic value of up to $7.0 million, subject to staged issuance, price-based adjustments, and compliance with Nasdaq listing rules.

The transaction establishes SaverOne as the core operating platform for VisionWave’s radio-frequency (RF) defense and security technologies, supported by a non-exclusive, worldwide license to certain VisionWave RF intellectual property for defense and security applications.

Staged Exchange Structure

Stage 1:

SaverOne issues VisionWave ordinary shares representing 19.99% of SaverOne’s outstanding share capital (fully diluted), in exchange for VisionWave common stock valued at approximately $2.74 million.

Stage 2:

Upon achievement of the first operational integration milestone, SaverOne issues VisionWave ordinary shares representing 19.99% of SaverOne’s outstanding share capital (fully diluted), in exchange for for VisionWave common stock valued at approximately $2.74 million.

Stage 3:

Upon achievement of a commercial or defense pilot milestone, SaverOne issues VisionWave ordinary shares representing 11.02% of SaverOne’s outstanding share capital (fully diluted) resulting in VisionWave owning approximately 51% of SaverOne in exchange for VisionWave common stock valued at approximately $1.51 million.

The number of VisionWave shares of common stock issued in each stage is determined based on a five-day VWAP immediately preceding the applicable closing.

Additional Provisions

The Exchange Agreement also includes, among other things:

●	Board representation rights for VisionWave at SaverOne

●	Registration rights for resale of VisionWave shares of common stock

●	Use-of-proceeds covenants tied to RF platform development

●	Value-protection mechanisms subject to Nasdaq compliance

●	Mutual non-competition provisions within the defined field of use

The transaction remains subject to milestone certifications, regulatory approvals, and customary closing conditions.

Securities Purchase Agreements

On January 9, 2026, the Company issued promissory notes (the “January 2026 Notes”) to two investors in the aggregate principal amount of $354,200, which includes an aggregate original issue discount of $46,200, for a purchase price of $293,000. The Company incurred an additional $8,000 in fees related to this transaction which is capitalized as part of the debt issuance cost and amortized over the term of the January 2026 Notes. The January 2026 Notes bear interest at a one-time charge of 12% applied on the issuance date, mature on November 15, 2026, and is repayable in five monthly payments commencing July 15, 2026. The January 2026 Notes are convertible into shares of the Company’s common stock, par value $0.01 per share, solely upon an event of default, at a conversion price equal to 75% of the lowest trading price during the ten trading days prior to conversion. The Company also entered into an irrevocable transfer agent instructions letter with its transfer agent in connection with the January 2026 Notes. The proceeds from the issuances of the January 2026 Notes were used for general working capital purposes. The investors have piggyback registration rights and have agreed not to engage in short sales of the Company’s common stock during the term of the January 2026 Notes. The January 2026 Notes include customary representations, warranties, covenants, and default provisions. The Company may prepay the January 2026 Notes within the first 180 days.

Promissory Notes

On January 22, 2026, the Company entered into an additional Promissory Note with CM for an amount of $200,000 to CM (the “Second Note”). The Second Note has a 24-month maturity, with the outstanding principal due and payable on January 30, 2028, unless repaid earlier. The Second Note does not bear interest unless an event of default occurs, in which case interest accrues at a rate of 5% per annum, or the maximum rate permitted by applicable law, if lower. The Second Note may be prepaid at any time without premium or penalty. The proceeds of the Note were funded on January 26, 2026. The Second Note constitutes a binding and enforceable obligation of CM. The Note is a stand-alone financial obligation and is not contingent upon the completion of any acquisition, merger, or other strategic transaction.

On February 4, 2026, the Company entered into an additional Promissory Note with CM for an amount of $500,000 (the “Third Note”). The Third Note has a 24-month maturity, with the outstanding principal due and payable on December 31, 2027, unless repaid earlier. The Third Note does not bear interest unless an event of default occurs, in which case interest accrues at a rate of 5% per annum, or the maximum rate permitted by applicable law, if lower. The Third Note may be prepaid at any time without premium or penalty. The proceeds of the Third Note were funded on February 4, 2026. The Third Note constitutes a binding and enforceable obligation of CM. The Third Note is a stand-alone financial obligation and is not contingent upon the completion of any acquisition, merger, or other strategic transaction.

Funding from Stanley Hills

As stated in Note 2, the Company has a funding agreement with Stanley Hills, LLC. Subsequent to December 31, 2025, the Company received $500,000 of capital funding from Stanley Hills, LLC, which was used to satisfy certain notes provided to CM as disclosed above.

Bitcoin mining acceleration and orchestration platform

On February 17, 2026, VisionWave Holdings, Inc. (the “Company”) entered into a Statement of Work (the “SOW”) with a third-party vendor for the development, validation, and deployment of a custom qSpeed-Mine™ Bitcoin mining acceleration and orchestration platform. The SOW has a total contract value of $10.0 million and represents a commitment for custom software and systems development to enhance the Company’s Bitcoin mining operations.

Scope and Structure

The SOW provides for the design, validation, and deployment of a production-grade software acceleration layer, fleet orchestration/control plane, observability tools, security hardening, and deployment engineering optimized for Bitcoin (SHA-256d) mining across up to approximately 1,000 nodes/machines. The engagement is structured with objective technical milestones and acceptance criteria, and payments are contingent upon successful delivery and acceptance of each milestone. The expected program duration is approximately 32 weeks.

Payment Milestones

The SOW provides for the following milestone-based payment structure:

●	$350,000 was paid upon execution of the SOW;

●	Approximately $1.0 million is payable through completion and acceptance of the proof-of-concept (“POC”) milestone;

●	Approximately $6.0 million is payable upon completion and acceptance of successive intermediate milestones, including scaled deployment and operational validation; and

●	Approximately $3.0 million is payable upon final delivery and full program acceptance.

If milestone execution proceeds as planned, the SOW is structured to generate not less than the full $10.0 million in revenue during calendar year 2026, subject to milestone completion and acceptance of which there is no guarantee.

Revenue is expected to be recognized in accordance with applicable accounting standards based on milestone achievement and acceptance.

Additional Terms

All deliverables under the SOW are owned by the Company, reinforcing the Company’s proprietary rights in the QuantumSpeed™ platform. The SOW does not obligate the counterparty to continue beyond accepted milestones and does not include minimum purchase or volume commitments beyond the defined milestone structure.

Other Share Issuances and Warrants Conversion

Subsequent to December 31, 2025 and to the date of this report on Form 10-K, total 46,747 warrants were exercised for 46,747 Class A Common Stock and a total of $537,592 was received by the Company.

On January 28, 2026, the Company issued 8,532 shares to the vendor in satisfaction of the terms under the $75,000 RSUs issuable under the consulting arrangement (See Note 17).

On January 30, 2026, the Company issued 3,448 and 7,193 Class A Common Stock to the two independent directors appointed on December 8, 2025 pursuant to the independent directors agreements and business development committee appointment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended December 31, 2025 and 2024, and our audited financial statements as of the year ended September 30, 2025, included in Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 31, 2025.

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

Overview

VisionWave Holdings Inc., through VisionWave Technologies Inc., a Nevada corporation and its wholly owned subsidiary (“VisionWave Technologies”), is at the forefront of creating defense capabilities by integrating advanced artificial intelligence (AI) and autonomous solutions across air, ground, and sea domains. Our technology— ranging from high-resolution radars and advanced vision systems to radio frequency (RF) sensing technologies seek to improve operational efficiency and precision for military and homeland security applications worldwide. From tactical ground vehicles to precision weapon control systems, we are engaged in the development of reliable, high-performance technologies that transform defense strategies and deliver superior results, even in the most challenging environments.

With headquarters in the U.S. and research and development (“R&D”) in Canada, VW Holdings is seeking to position itself to serve global markets, offering defense solutions that address the evolving needs of security forces across the world.

Since the formation of VisionWave Technologies on March 20, 2024, the Company has focused on the commercialization and customization of acquired and existing technologies, particularly in defense, surveillance, and homeland security applications. VW Holdings currently holds a portfolio of patented solutions. As part of its commercialization efforts, VW Holdings conducted simulated testing and validation for defense contractors to demonstrate the effectiveness of its technology. The ability to customize these solutions for specific client applications represents the final phase before large-scale deployment. subject to obtaining appropriate financing and large-scale purchase order of which there is no guarantee.

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

VW Holdings’ business model is built on innovation, strategic partnerships, manufacturing excellence, and collaboration, with the goal of enabling us to deliver solutions across the globe. VW Holdings intends to license its proprietary technologies to defense contractors, government agencies, and industry leaders, enabling seamless integration into their systems and enhancing operational capabilities. Further, our products, including unmanned vehicles, advanced radar systems, and tactical platforms, will be sold directly to defense, homeland security, and industrial sectors, providing mission-critical solutions tailored to specific needs. We will also seek to develop strategic alliances and joint ventures, to co-develop customized solutions using our portfolio of advanced technologies. These partnerships drive innovation and expand our reach in global markets.

VW Holdings has developed nine product lines that have reached the prototype phase are innovative products across three distinct categories, showcasing a portfolio designed to meet diverse market needs. Several of these products have reached technology readiness levels of proven through successful operations, indicating they are ready for deployment and at production readiness levels. These products are currently undergoing trials and demonstrations with targeted clients to validate performance, optimize functionality, and secure commercial orders, paving the way for potentially large-scale deployments.

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

This multi-faceted approach reflects VW Holdings’ commitment to balancing immediate commercialization opportunities with ongoing innovation and development, ensuring the company remains responsive to evolving market demands while delivering solutions.

Recent Developments

Recapitalization

On March 26, 2024, Bannix Acquisition Corp. (“Bannix”) entered into a Business Combination Agreement (the “Original Agreement”), by and among Bannix, VisionWave Technologies, Inc., a Nevada corporation (“Target” or “VW Tech.”) and the shareholders of Target. On September 6, 2024, Bannix entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Bannix, VW Holdings, a direct, wholly owned subsidiary of Bannix, BNIX Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of VisionWave (“Parent Merger Sub”), BNIX VW Merger Sub, Inc., a Nevada corporation and direct, wholly owned subsidiary of VisionWave (“Company Merger Sub”), and Target. As a result of the signing of the Merger Agreement, the Original Agreement was terminated. On July 14, 2025, the transaction contemplated by the Merger Agreement (the “Transaction” or the “Business Combination”) closed.

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

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Bannix, who is the legal acquirer, was treated as the “acquired” company for financial reporting purposes and VisionWave Technologies Inc. was treated as the accounting acquirer. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of a capital transaction in which VW Tech is issuing stock for the net assets of Bannix. The net assets of Bannix will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization will be those of VW Tech.

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

Securities Purchase Agreements

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

On October 6, 2025, the Company entered into a Securities Purchase Agreement (the “October 2025 SPA”) with an unaffiliated accredited investor, pursuant to which the Company issued a promissory note (the “October 2025 Note”) to the investor in the aggregate principal amount of $296,700, which includes an aggregate original issue discount of $38,700, for a purchase price of $258,000. The Company incurred an additional $8,000 in fees related to this transaction which is capitalized as part of the debt issuance cost and amortized over the term of the October 2025 Note. The October 2025 Note bear interest at a one-time charge of 12% applied on the issuance date, mature on July 30, 2026, and is repayable in five monthly payments commencing March 30, 2026. The October 2025 Note is convertible into shares of the Company’s common stock, par value $0.01 per share, solely upon an event of default, at a conversion price equal to 75% of the lowest trading price during the ten trading days prior to conversion. The Company also entered into an irrevocable transfer agent instructions letter with its transfer agent in connection with the October 2025 Note. The proceeds from the issuances of the October 2025 Note were used for general working capital purposes. The October 2025 investor has piggyback registration rights and have agreed not to engage in short sales of the Company’s common stock during the term of the October 2025 Note. The October 2025 Note include customary representations, warranties, covenants, and default provisions. The Company may prepay the October 2025 Notes within the first 180 days.

On November 12, 2025, the Company entered into a Securities Purchase Agreement (the “November 2025 SPA”) with an unaffiliated accredited investor, pursuant to which the Company issued a promissory note (the “November 2025 Note”) to the November 2025 investor in the aggregate principal amount of $354,200, which includes an aggregate original issue discount of $46,200, for a purchase price of $308,000. The Company incurred an additional $8,000 in fees related to this transaction which is capitalized as part of the debt issuance cost and amortized over the term of the November 2025 Note. The November 2025 Note bear interest at a one-time charge of 12% applied on the issuance date, mature on September 15, 2026, and is repayable in five monthly payments commencing May 15, 2026. The November 2025 Note is convertible into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), solely upon an event of default, at a conversion price equal to 75% of the lowest trading price during the ten trading days prior to conversion. The Company also entered into an irrevocable transfer agent instructions letter with its transfer agent in connection with the November 2025 Notes. The proceeds from the issuances of the November 2025 Notes were used for general working capital purposes. The investor has piggyback registration rights and have agreed not to engage in short sales of the Company’s common stock during the term of the November 2025 Note. The November 2025 Note include customary representations, warranties, covenants, and default provisions. The Company may prepay the November 2025 Note within the first 180 days.

On January 9, 2026, the Company issued promissory notes (the “January 2026 Notes”) to two investors in the aggregate principal amount of $354,200, which includes an aggregate original issue discount of $46,200, for a purchase price of $307,800. The Company incurred an additional $8,000 in fees related to this transaction which is capitalized as part of the debt issuance cost and amortized over the term of the January 2026 Notes. The January 2026 Notes bear interest at a one-time charge of 12% applied on the issuance date, mature on November 15, 2026, and is repayable in five monthly payments commencing July 15, 2026. The January 2026 Notes are convertible into shares of the Company’s common stock, par value $0.01 per share, solely upon an event of default, at a conversion price equal to 75% of the lowest trading price during the ten trading days prior to conversion. The Company also entered into an irrevocable transfer agent instructions letter with its transfer agent in connection with the January 2026 Notes. The proceeds from the issuances of the January 2026 Notes were used for general working capital purposes. The investors have piggyback registration rights and have agreed not to engage in short sales of the Company’s common stock during the term of the January 2026 Notes. The January 2026 Notes include customary representations, warranties, covenants, and default provisions. The Company may prepay the January 2026 Notes within the first 180 days.

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

On September 11, 2025, the Company entered into a letter agreement (the “Letter Agreement”) with the Investor, pursuant to the Standby Equity Purchase Agreement, dated as of July 25, 2025 (as may be amended, amended and restated, extended, supplemented or otherwise modified in writing from time to time, the “SEPA”), between the Company and the Investor.

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

On January 19, 2026, the Company entered into an Amendment (the “SEPA Amendment No. 1”) to the SEPA, by and between the Company and the Investor.

The Amendment amends the SEPA to, among other things:

(i) remove the Investor’s ability to deliver Investor Notices, which previously allowed the Investor to require the Company to issue and sell shares of Common Stock to the Investor in offset of amounts outstanding under the Promissory Notes;

(ii) modify the conditions under which an amortization event may occur, providing that no amortization event shall be deemed to have occurred due to a Registration Event ( prior to July 15, 2026 (the “Rule 144 Date”), and after the Rule 144 date, no such amortization event shall occur so long as the Company remains current on its filings with the Securities and Exchange Commission (the “SEC”) and the Investor is able to rely on Rule 144 under the Securities Act of 1933, as amended, to resell shares of Common Stock issuable under the Promissory Notes;

(iii) cancel the Investor’s obligation to fund an additional $2,000,000 in principal amount to the Company as set forth in a letter agreement dated September 11, 2025, between the Company and the Investor (provided that subsequent fundings on the same or different terms may be mutually agreed by the parties in the future and documented in writing); and (iv) require the Company to use its best efforts to promptly respond to comments from the staff of the SEC regarding the Company’s initial Registration Statement on Form S-1 (File No. 333-289952) and seek effectiveness of such Registration Statement as soon as reasonably practicable.

Subsequent to December 31, 2025, the Company continues to evaluate the status of its registration statement related to the SEPA. No shares have been issued under the SEPA as of the date of issuance of these financial statements.

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

Executives’ Employment Agreements

On August 6, 2025, the Company entered into employment agreements (each, an “Employment Agreement”) with Douglas Davis, as Executive Chairman, Noam Kenig, our former Chief Executive Officer, and Danny Rittman, as Chief Technology Officer (collectively, the “Executives”). Each Employment Agreement has an initial term of three (3) years, commencing on August 6, 2025, and is subject to automatic one-year renewals thereafter unless terminated by either party with at least thirty (30) days’ prior written notice. On December 29, 2025, Mr. Kenig resigned as Chief Executive Officer and as a member of the Board of Directors (the “Board”) of the Company, effective immediately for personal reasons. Mr. Kenig’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. As a result of Mr. Kenig’s resignation Mr. Kenig’s Employment Agreement was terminated. Mr. Davis was appointed as Interim Chief Executive Officer.

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

On January 2, 2026, the Company entered into an employment agreement (the “Klinger Agreement”) with Erik Klinger, pursuant to which Mr. Klinger will continue to serve as the Company’s Chief Financial Officer, effective as of January 2, 2026.

The Klinger t Agreement provides for an initial three-year term, automatically renewing for successive one-year periods unless either party provides timely notice of non-renewal. Mr. Klinger’s annual base salary is $120,000, payable in accordance with the Company’s standard payroll practices. Mr. Klinger is eligible to participate in the Company’s employee benefit plans available to similarly situated executives, including medical, dental, and vision insurance, and is entitled to four weeks of paid vacation per year (pro-rated for partial years).

On January 2, 2026, in connection with the Klinger Agreement, the Company granted Mr. Klinger a nonstatutory stock option (the “Klinger Option”) to purchase 500,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on December 31, 2025, pursuant to the Company’s proposed 2025 Omnibus Equity Incentive Plan (the “Plan”). The Klinger Option is subject to twelve equal quarterly vesting installments over four years, commencing on the date of shareholder approval of the Plan (the “Approval Date”), and is otherwise subject to the terms and conditions of the Plan and the Employee Nonstatutory Stock Option Agreement entered into between the Company and Mr. Klinger. The grant of the Klinger Option is expressly contingent upon shareholder approval of the Plan; if the Plan is not approved by shareholders, the Option will be null and void.

Changes to Board of Directors and Officers

On December 29, 2025, Noam Kenig resigned as Chief Executive Officer and as a member of the Board of Directors (the “Board”) of the Company, effective immediately for personal reasons. Mr. Kenig’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On December 29, 2025, the Board appointed Douglas Davis, the Company’s current Executive Chairman, to serve as Interim Chief Executive Officer, effective immediately. Mr. Davis will continue to serve as Executive Chairman while performing the duties of Interim Chief Executive Officer. There are no new compensatory arrangements entered into with Mr. Davis in connection with this appointment, and no material changes to his existing compensatory arrangements.

On December 29, 2025, the Board appointed Eric Shuss, who currently serves as a director of the Company, as Independent Lead Director, effective immediately. There are no compensatory arrangements entered into with Mr. Shuss in connection with this appointment beyond the standard compensatory arrangements for non-employee directors previously disclosed by the Company.

Joint Venture

On August 25, 2025, the Company entered into a Strategic Joint Venture Agreement (the “AIPHEX Agreement”) with AIPHEX LTD (“AIPHEX”), GBT Tokenize Corp. (“TOKENIZE”), and GBT Technologies, Inc. (“GBT”). Pursuant to the AIPHEX Agreement, the parties agreed to form a joint venture limited liability company in the State of Nevada (the “JV LLC”) for the purpose of collaborating on certain designated defense and technology projects (the “Designated Projects and Background IP”). At December 31, 2025, the joint venture was not yet formed.

Other Employment Agreements

On September 2, 2025, the Company entered into employment agreements (each, an “September 2025 Employment Agreement”) with Elad Shoval, as Chief Revenue Officer, David Allon, as Chief Operating Officer, and Jaz Williman, as Senior Systems Engineer – UGV (collectively, the “September 2025 Executives”). Each September 2025 Employment Agreement has an initial term of three (3) years, commencing on September 2, 2025, and is subject to automatic one-year renewals thereafter unless terminated by either party with at least thirty (30) days’ prior written notice.

Memorandum of Understanding

On September 2, 2025, the Company entered into a Memorandum of Understanding (the “MoU”) with VEDA Aeronautics Private Limited (“VEDA”), a company incorporated under the Companies Act, 2013, of India.

Pursuant to the MoU, the Company and VEDA intend to collaborate on several Indian Ministry of Defense (“MoD”) procurement programs (the “Programs”), including but not limited to: (a) Drone Kill System (Make-2) – interceptor drone development; (b) ALTV (New Generation Light Tank) – 357 tanks, with Company subsystems proposed as onboard modules; (c) FRCV (Main Battle Tank Program) – 1,770 main battle tanks; and (d) T72/T90 Retrofit Program for tanks. Under the MoU, VEDA has invited the Company to supply and develop core subsystems, including counter-UAS systems, tactical drones, radar technologies, advance protection systems (APS) systems, sensor fusion technologies, and unmanned platforms for defense and homeland security applications. The parties intend to collaborate in technical proposals, demonstrations, and joint pursuit of contracts for these Programs. The Company does not intend to pursue this MOU but to date of this report has not formalized a cancellation.

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

On January 2, 2026, the Company appointed Mansour Khatib and Shmaya D. Ollech (also known as Daniel Ollech) as independent directors to the Board, effective as of January 2, 2026, to serve until their respective successors are duly elected and qualified or until their earlier resignation or removal. Mr. Khatib and Mr. Ollech each qualify as independent directors under the applicable rules of The Nasdaq Stock Market LLC and the U.S. Securities and Exchange Commission.

In connection with their appointments, the Company entered into independent director engagement agreements (each, an “Independent Director Agreement”) with Mr. Khatib and Mr. Ollech, which set forth the terms of their service and compensation consistent with the Company’s independent director compensation policy adopted by the Board on July 29, 2025. Pursuant to each Independent Director Agreement, the director will receive: (i) an annual cash retainer of $36,000, payable quarterly in arrears; (ii) additional annual cash fees if serving as Chair of a Board committee ($10,000 for Audit Committee Chair; $5,000 each for Compensation Committee Chair and Governance Committee Chair, if different from the Audit Committee Chair); (iii) an annual equity grant of restricted stock valued at $60,000 under the Company’s 2024 Omnibus Equity Incentive Plan, granted on or about August 1 of each year (prorated for partial years) and vesting in full after twelve months of continuous service, subject to accelerated vesting upon a Change in Control (as defined in the plan), death, or disability; and (iv) reimbursement of reasonable out-of-pocket expenses incurred in connection with Board service.

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

AI Infrastructure Agreement

On October 5, 2025, the Company entered into an Order Form (the “ PVML Agreement”) with PVML Ltd., a Tel Aviv–based provider of secure data-AI infrastructure. The Agreement establishes a strategic collaboration to integrate PVML’s secure, real-time data-AI infrastructure with the Company’s radar and AI-driven computer-vision technologies to enable secure, autonomous mission-data systems for defense and homeland-security applications.

The terms of the PVML Agreement include:

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

● The PVML Agreement provides for a yearly platform fee covering 2.4 million PVML Units (“PUs”) of data-processing capacity, with usage fees for consumption beyond that level.

● Each party retains ownership of its respective intellectual property, and the Company will own all outputs and derivatives generated through its use of the PVML platform.

December 2025 Share Purchase Agreement

On December 15, 2025, in connection with the closing of the Acquisition (as defined below), the Company (or “Buyer”) entered into Amendment No. 1 (the “Amendment”) to the Share Purchase Agreement dated as of December 3, 2025 (the “Solar Drone Agreement”), with BladeRanger Ltd., a company organized under the laws of Israel and listed on the Tel Aviv Stock Exchange under the ticker “BLRN” (“Seller”), and Solar Drone Ltd., an Israeli corporation (the “Target Company”).

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

The Amendment also provides for the issuance of additional Pre-Funded Common Stock Purchase Warrants (the “Additional PFWs” and, together with the Initial PFWs, the “Pre-Funded Warrants”) if the average daily volume-weighted average price (“VWAP”) of the Company’s common stock for the five Trading Day period immediately preceding the date of effectiveness of the registration statement registering the resale of the Buyer Shares and Warrant Shares (as defined below) is less than $12.00 per share. In such event, the number of Additional PFWs shall equal the difference between (x) $21,600,000 divided by such average daily VWAP and (y) 1,800,000, to be issued within two Business Days following the effectiveness of such registration statement.

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

On December 15, 2025, the Company completed the acquisition (the “Solar Drone Acquisition”) of all of the Company Shares of the Target Company from the Seller pursuant to the Solar Drone Agreement, as amended by the Amendment.

In consideration for the Company Shares, the Company issued to the Seller 1,500,000 Buyer Shares and 300,000 Initial PFWs, and may issue Additional PFWs as described above. The Buyer Shares and Initial PFWs were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

The Target Company is an Israeli corporation engaged in the development of solar-powered drone technology.

Advance to C.M. Composite Materials Ltd

On December 26, 2025, the Company advanced principal in the amount of $398,245 to C.M. Composite Materials Ltd., an Israeli corporation (“CM”).

In connection with the advance, CM delivered a Promissory Note to the Company (the “CM Note”). The CM Note has a 24-month maturity, with the outstanding principal due and payable on December 31, 2027, unless repaid earlier. The CM Note does not bear interest unless an event of default occurs, in which case interest accrues at a rate of 5% per annum, or the maximum rate permitted by applicable law, if lower. The CM Note may be prepaid at any time without premium or penalty.

The proceeds of the CM Note were funded on December 26, 2025. The CM Note constitutes a binding and enforceable obligation of CM.

The CM Note is a stand-alone financial obligation and is not contingent upon the completion of any acquisition, merger, or other strategic transaction.

Asset Purchase Agreement

On January 5, 2026, the Company entered into an Asset Purchase Agreement (the “Adrian Asset Purchase Agreement”) with Adrian Holdings S.R.L., a Costa Rican company (the “Seller”). Pursuant to the Adrian Asset Purchase Agreement, the Company agreed to acquire from the Seller, and the Seller agreed to sell, transfer, convey and assign to the Company, all right, title and interest in and to certain intellectual property assets related to the technology known as QuantumSpeed (the “Assigned IP”), as more fully described in the Agreement.

In consideration for the Assigned IP, the Company agreed to pay the Seller aggregate consideration consisting of (i) 10,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Purchase Shares”), and (ii) a promissory note in the principal amount of $10,000,000 (the “Adrian Note”). At closing (the “Closing Date”), the Company will issue and deliver to the Seller 3,000,000 Purchase Shares (the “Closing Shares”) and execute and deliver the Note.

The issuance of the remaining 7,000,000 shares of the Company’s common stock (the “Contingent Shares”) is subject to approval by the Company’s shareholders as required under applicable Nasdaq listing rules. The Company has agreed to use its commercially reasonable efforts to obtain such shareholder approval (the “Shareholder Approval”) as soon as practicable following the Closing, including by including a proposal for such approval in its next annual or special meeting of shareholders (but excluding any special meeting to be held on or about February 2026), and in no event later than nine (9) months after the Closing Date. If Shareholder Approval is not obtained within nine (9) months after the Closing Date, then (i) the Company shall promptly cause sixty percent (60%) of the equity interests in QuantumSpeed Inc., a wholly-owned subsidiary of the Company to which the acquired intellectual property assets will have been assigned, to be transferred to the Seller (or its designee) free and clear of all encumbrances (other than restrictions under applicable securities laws), (ii) the Seller’s security interest in such equity interests shall be automatically released, and (iii) the Seller shall retain full ownership of the 3,000,000 shares of common stock previously issued at Closing and the Note, without any obligation to return, cancel, or forfeit the same. For the avoidance of doubt, in such event, no alternative consideration will be provided in lieu of the Contingent Shares.

An independent third-party valuator assesed the QuantumSpeed intellectual property at approximately $99.6 million as of December 31, 2025, based on certain assumptions regarding future development success, market adoption, and discount rates. This valuation is not a guarantee of realizable value and is subject to significant risks, including potential impairment if development milestones are not met. The Company’s Board was provided also with a fairness opinion by an independent consultant for the structure and the value of the transaction. The Agreement contains customary representations, warranties, covenants and indemnification provisions for a transaction of this nature.

Strategic Joint Venture Agreement

On January 9, 2026, the Company entered into a Strategic Joint Venture Agreement (the “JV Agreement”) with BOCA JOM, LLC (“BOCA”), GBT Tokenize Corp. (“TOKENIZE”), and GBT Technologies, Inc. (“GBT”).

Pursuant to the JV Agreement, the parties agreed to form a joint venture limited liability company in the State of Nevada (the “JV LLC”) for the purpose of developing, commercializing, and managing designated electronic design automation (EDA), defense, and high-security technology projects (the “Designated Projects”).

Equity interests in the JV LLC were determined using an internal reference value of $1.0 billion solely to facilitate negotiation of ownership percentages. This internal value is not a statement of the JV’s actual fair market value and was reached without the benefit of an independent third-party valuation or fairness opinion. Accordingly, stockholders and investors are cautioned not to place undue reliance on this figure as an indication of the value of the JV, its assets, or the Company’s interest therein for securities law purposes or otherwise. Ownership of the JV LLC is expected to be allocated among the parties as set forth in the Agreement and related exhibits.

The contributions are as follows:

●	TOKENIZE will contribute 897,102 shares of the Company’s common stock and its intellectual property portfolio.

●	GBT will contribute 2,020,500 shares of the Company’s common stock.

●	BOCA will contribute the Designated Projects.

●	BOCA and the Company will each enter into non-exclusive license agreements granting the JV LLC rights to use certain background intellectual property solely for the Designated Projects.

All contributions of Company securities are subject to compliance with applicable securities laws and Nasdaq Listing Rules, including obtaining shareholder approval if required under Nasdaq Rule 5635.

Governance

The JV LLC will be governed by a three-member board, with governance and deadlock resolution mechanisms to be set forth in a separate operating agreement. TOKENIZE and GBT will not participate in management or governance of the JV LLC.

The Agreement provides that the Company may appoint a director to BOCA’s board. Any appointment of a BOCA designee to the Company’s board would be subject to approval by the Company’s independent directors, compliance with Nasdaq rules, and, if applicable, shareholder approval.

Intellectual Property

Intellectual property developed by the JV LLC (“Foreground IP”) will be owned by the JV LLC. Each party retains ownership of its independently developed intellectual property. License rights terminate upon termination of the Agreement, subject to limited survival for existing customer obligations.

The Agreement has an initial term of seven years and includes customary termination rights, including termination if required regulatory approvals (such as CFIUS or export control approvals) are denied. If no Designated Project generates revenue within twelve months following formation of the JV LLC, the Agreement may be terminated and contributed consideration returned, subject to board-level fiduciary determinations.

In February 2025, TOKENIZE and GBT funded the JV LLC with 2,917,602 Class A Common Stock.

Exchange Agreement

On January 26, 2026, the Company entered into a definitive Exchange Agreement (the “Exchange Agreement”) with SaverOne 2014 Ltd., an Israeli company whose American Depositary Shares are listed on The Nasdaq Stock Market (“SaverOne”). The Exchange Agreement replaces and supersedes the previously disclosed non-binding Letter of Intent dated December 31, 2025.

The Exchange Agreement provides for a three-stage equity exchange and strategic collaboration providing for the Company to acquire up to approximately 51% of SaverOne’s issued and outstanding ordinary shares on a fully diluted basis, subject to milestone achievement and applicable regulatory approvals. In exchange, the Exchange Agreement provides SaverOne with the ability to acquire VisionWave common stock with an aggregate economic value of up to $7.0 million, subject to staged issuance, price-based adjustments, and compliance with Nasdaq listing rules.

The transaction establishes SaverOne as the core operating platform for VisionWave’s radio-frequency (RF) defense and security technologies, supported by a non-exclusive, worldwide license to certain VisionWave RF intellectual property for defense and security applications.

Staged Exchange Structure

Stage 1:

SaverOne issues VisionWave ordinary shares representing 19.99% of SaverOne’s outstanding share capital (fully diluted), in exchange for VisionWave common stock valued at approximately $2.74 million.

Stage 2:

Upon achievement of the first operational integration milestone, SaverOne issues VisionWave ordinary shares representing 19.99% of SaverOne’s outstanding share capital (fully diluted), in exchange for for VisionWave common stock valued at approximately $2.74 million.

Stage 3:

Upon achievement of a commercial or defense pilot milestone, SaverOne issues VisionWave ordinary shares representing 11.02% of SaverOne’s outstanding share capital (fully diluted) resulting in VisionWave owning approximately 51% of SaverOne in exchange for VisionWave common stock valued at approximately $1.51 million.

The number of VisionWave shares of common stock issued in each stage is determined based on a five-day VWAP immediately preceding the applicable closing.

Additional Provisions

The Exchange Agreement also includes, among other things:

●	Board representation rights for VisionWave at SaverOne

●	Registration rights for resale of VisionWave shares of common stock

●	Use-of-proceeds covenants tied to RF platform development

●	Value-protection mechanisms subject to Nasdaq compliance

●	Mutual non-competition provisions within the defined field of use

 The transaction remains subject to milestone certifications, regulatory approvals, and customary closing conditions.

Bitcoin mining acceleration and orchestration platform

On February 17, 2026, VisionWave Holdings, Inc. (the “Company”) entered into a Statement of Work (the “SOW”) with a third-party vendor for the development, validation, and deployment of a custom qSpeed-Mine™ Bitcoin mining acceleration and orchestration platform. The SOW has a total contract value of $10.0 million and represents a commitment for custom software and systems development to enhance the Company’s Bitcoin mining operations.

Scope and Structure

The SOW provides for the design, validation, and deployment of a production-grade software acceleration layer, fleet orchestration/control plane, observability tools, security hardening, and deployment engineering optimized for Bitcoin (SHA-256d) mining across up to approximately 1,000 nodes/machines. The engagement is structured with objective technical milestones and acceptance criteria, and payments are contingent upon successful delivery and acceptance of each milestone. The expected program duration is approximately 32 weeks.

Payment Milestones

The SOW provides for the following milestone-based payment structure:

●	$350,000 was paid upon execution of the SOW;

●	Approximately $1.0 million is payable through completion and acceptance of the proof-of-concept (“POC”) milestone;

●	Approximately $6.0 million is payable upon completion and acceptance of successive intermediate milestones, including scaled deployment and operational validation; and

●	Approximately $3.0 million is payable upon final delivery and full program acceptance.

If milestone execution proceeds as planned, the SOW is structured to generate not less than the full $10.0 million in revenue during calendar year 2026, subject to milestone completion and acceptance of which there is no guarantee.

Revenue is expected to be recognized in accordance with applicable accounting standards based on milestone achievement and acceptance.

Additional Terms

All deliverables under the SOW are owned by the Company, reinforcing the Company’s proprietary rights in the QuantumSpeed™ platform. The SOW does not obligate the counterparty to continue beyond accepted milestones and does not include minimum purchase or volume commitments beyond the defined milestone structure

Key Financial Definitions/Components of Results

Operating Expenses

We classify our operating expenses into the following categories:

●	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for our executives, consultants and advisors. These expenses also include non-personnel costs, such as office supplies, legal, audit and accounting services and other professional fees.

●	Research and development expenses. Research and development expenses include internal personnel and third-party consulting costs related to preliminary research and development of the Company’s products.

●	Sales and marketing expenses. Sales and marketing expenses consist primarily of business development professional fees, advertising and marketing costs.

●	Depreciation and amortization. Depreciation and amortization expenses consist primarily of depreciation related to property and equipment and amortization related to intangible assets.

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

While our significant accounting policies are described in more detail in Note 3 to our condensed consolidated financial statements on this Quarterly Report on Form 10-Q, we believe that the following accounting policies were most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant estimates include assumptions made in the valuation of the options, valuation of convertible notes, fair value of assets acquired including intangible assets, useful life of intangible assets and recoverability of deferred tax assets. Accordingly, the actual results could differ from those estimates.

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

Net Loss Per Share

Basic net income (loss) per share is computed by dividing the net loss by the weighted average shares outstanding for the year. Diluted loss per share is computed by giving effect to all potential shares of common stock to the extent dilutive. For the three months ended December 31, 2025 and 2024, the Company’s diluted weighted-average shares outstanding is equal to basic weighted-average shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per unit since such inclusion would have been antidilutive. At December 31, 2025 and September 30, 2025, potentially dilutive securities include the public warrants, stock options and the convertible promissory notes.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 had no material impact on the Company’s financial statements and disclosures.

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

The three months ended December 31, 2025 and 2024.

The following table sets forth the Company’s condensed consolidated statements of operations data for the three months ended December 31, 2025 and 2024:

	For the Three Months Ended December 31,
	2025	2024	Change
Operating costs:
General and administrative	$4,680,539	$143,769	$4,536,770
Research and development	315,075	—	315,075
Sales and marketing	1,453,172	59,955	1,393,217
Depreciation and amortization	118,895	—	118,895
Loss from operations	(6,567,681)	(203,724)	(6,363,957)

Other (expense) income:
Interest income	988	—	988
Interest expense	(142,542)	—	(142,542)
Change in fair value of convertible notes payable	(286,680)	—	(286,680)
Other income	60,000	—	60,000
Total other (expense) income, net	(368,234)	—	(368,234)

Loss before provision for income taxes	(6,935,915)	(203,724)	(6,732,191)
Net loss	$(6,935,915)	$(203,724)	$(6,732,191)

General and Administrative

General and administrative expenses for the three months ended December 31, 2025 was $4,680,539 as compared to $143,769 for the same period in 2024. The $4,536,770 increase in general and administrative reflects increases in professional services such as legal, consulting and accounting. VW Holdings expects that its general and administrative expenses will increase in future periods commensurate with the expected growth of its business and increased expenditures associated with its status as an exchange listed public company.

Research and Development

Research and Development expenses for the three months ended December 31, 2025 was $315,075 as compared to $0 for the same period in 2024. The $315,075 increase in research and development reflects increases in personnel and supplies related costs as the Company continues to develop its products. The Company expects that its research and development expense will increase in future periods commensurate with the expected growth of its business.

Sales and Marketing

Sales and marketing for the three months ended December 31, 2025 was $1,453,172 as compared to $59,955 for the same period in 2024. The $1,393,217 increase in sales and marketing reflects increases in marketing such as investor awareness costs as the Company continues to develop its products. The Company expects that its sales and marketing expense will increase in future periods commensurate with the expected growth of its business.

Depreciation and amortization

Depreciation and amortization for the three months ended December 31, 2025 was $118,895 as compared to $0 for the same period in 2024. The $118,895 increase in related to depreciation on fixed assets purchased and acquired in the asset acquisition and amortization on intellectual property acquired in the Asset Acquisition.

Interest income

During the three months ended December 31, 2025, the Company earned $988 in interest income on balances held in bank accounts.

Interest expense

Interest expense of $142,542 for the three months ended December 31, 2025 is a mainly result of the accrual of interest on the convertible notes payable and amortization of debt issuance cost on convertible notes payable.

Change in fair value of convertible notes payable

During the three months ended December 31, 2025, the Company recorded a gain of $286,680 from the change in fair value of the convertible promissory note agreements issued under the Standby Equity Purchase Agreement entered into on February 25, 2025.

Other income

During the three months ended December 31, 2025, the Company received $60,000 for the completion of a pilot.

Liquidity, Capital Resources and Going Concern

The Company’s primary sources of liquidity have been cash from financing activities. For the three months ended December 31, 2025, net loss was $6,935,915 and cash used in operating activities was $5,407,342. The Company had an accumulated deficit of $22,044,821 as of December 31, 2025. As of December 31, 2025, working capital deficit was $11,306,151 and cash was $2,646,570.

The Company received proceeds of approximately $23,846 as a result of the Reverse Acquisition in September 2025, after giving effect to stockholder redemptions and payment of transaction expenses in connection with the Reverse Acquisition. The Company received an additional $308,000 pursuant to the Securities Purchases agreement entered into on July 15, 2025 and $5,000,000 pursuant to the convertible promissory note agreements issued under the Standby Equity Purchase Agreement referenced below. During the three months ended December 31, 2025, the Company received an additional $550,000 pursuant to two securities purchase agreements. The Company’s future capital requirements will depend on many factors, including the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional equity. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all.

On July 25, 2025, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with the Investor pursuant to which the Company has the right to sell to the Investor up to $50 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA, from time to time during the term of the SEPA.

Going Concern Evaluation

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due. The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

On April 8, 2025, with an effective date of March 31, 2025, the Company entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of VisionWave Technologies. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to the Company, sufficient to fund the working capital needs through February 17, 2027. The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the Board of Directors, and only to the extent such repayment would not impair the Company’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the financial statement.

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

Cash flows for the three months ended December 31, 2025 and 2024

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the three months ended December 31, 2025 and 2024:

	For the Three Months Ended December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(5,407,342)	$108,419
Net cash used in investing activities	$(329,491)	$—
Net cash provided by financing activities	$6,098,470	$—

Net Cash Used in (Provided by) Operating Activities

Net cash used in operating activities was $5,407,342 during the three months ended December 31, 2025 compared to net cash provided by operating activities of $108,419 during the same period in 2024. The period-to-period change was a result of VW Holding’s net loss for the period and increase in due to related party, increase in prepaid expenses and decrease in due from related party partially offset by the increase in accounts payable and accrued expenses and increase in stock-based compensation liability.

Net Cash Used in Investing Activities

Net cash used in investing activities was $329,491 during the three months ended December 31, 2025 compared to net cash used in investing activities of $0 during the same period in 2024. The period-to-period change was a result of use of proceeds used to fund Note Receivable and purchase fixed assets net of cash acquired in asset acquisition.

Net Cash provided by Financing Activities

For the three months ended December 31, 2025, net cash provided by financing activities was $6,098,470 compared to net cash flow from financing activities of $0 during the same period in 2024. The period-to-period change was primarily due to proceeds from issuance of convertible notes payable net of repayment and the exercise of warrants.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide disclosure under this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Limitations on the Effectiveness of Controls

Management of the Company, including its Chief Executive Officer and its Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by the collusion of two or more persons. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceeding

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

Item 1A. Risk Factors

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken

 Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s operations in the future or with future capital raising activities. The Company has not been affected so far by these conflicts or US tariffs.

Item 2. Unregistered sale of equity securities, use of proceeds, and issuer purchases of equity securities

Securities Purchase Agreements

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

The Company repaid $149,884 on the July 2025 Notes. For the three months ended December 31, 2025 and 2024 total amortized debt issuance cost of $16,293 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. For the three months ended December 31, 2025 and 2024, total interest expense $12,751 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. At December 31, 2025 and September 30, 2025, the balance of the July Notes of $175,146 and $308,737, respectively, recorded in convertible notes payable on the accompanying balance sheets, includes $29,170 and $45,463, respectively of unamortized debt issuance cost.

On October 6, 2025, the Company entered into a Securities Purchase Agreement (the “October 2025 SPA”) with an unaffiliated accredited investor, pursuant to which the Company issued a promissory note (the “October 2025 Note”) to the investor in the aggregate principal amount of $296,700, which includes an aggregate original issue discount of $38,700, for a purchase price of $258,000. The Company incurred an additional $8,000 in fees related to this transaction which is capitalized as part of the debt issuance cost and amortized over the term of the October 2025 Note. The October 2025 Note bear interest at a one-time charge of 12% applied on the issuance date, mature on July 30, 2026, and is repayable in five monthly payments commencing March 30, 2026. The October 2025 Note is convertible into shares of the Company’s common stock, par value $0.01 per share, solely upon an event of default, at a conversion price equal to 75% of the lowest trading price during the ten trading days prior to conversion. The Company also entered into an irrevocable transfer agent instructions letter with its transfer agent in connection with the October 2025 Note. The proceeds from the issuances of the October 2025 Note were used for general working capital purposes. The October 2025 investor have piggyback registration rights and have agreed not to engage in short sales of the Company’s common stock during the term of the October 2025 Note. The October 2025 Note include customary representations, warranties, covenants, and default provisions. The Company may prepay the October 2025 Notes within the first 180 days.

For the three months ended December 31, 2025 and 2024, total amortized debt issuance cost of $14,012 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. For the three months ended December 31, 2025 and 2024, total interest expense $10,681 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. At December 31, 2025 and September 30, 2025, the balance of the October Notes of $264,012 and $0, respectively, recorded in convertible notes payable on the accompanying balance sheets, includes $32,688 and $0, respectively of unamortized debt issuance cost.

On November 12, 2025, the Company entered into a Securities Purchase Agreement (the “November 2025 SPA”) with an unaffiliated accredited investor, pursuant to which the Company issued a promissory note (the “November 2025 Note”) to the November 2025 investor in the aggregate principal amount of $354,200, which includes an aggregate original issue discount of $46,200, for a purchase price of $308,000. The Company incurred an additional $8,000 in fees related to this transaction which is capitalized as part of the debt issuance cost and amortized over the term of the November 2025 Note. The November 2025 Note bear interest at a one-time charge of 12% applied on the issuance date, mature on September 15, 2026, and is repayable in five monthly payments commencing May 15, 2026. The November 2025 Note is convertible into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), solely upon an event of default, at a conversion price equal to 75% of the lowest trading price during the ten trading days prior to conversion. The Company also entered into an irrevocable transfer agent instructions letter with its transfer agent in connection with the November 2025 Notes. The proceeds from the issuances of the November 2025 Notes were used for general working capital purposes. The investor has piggyback registration rights and have agreed not to engage in short sales of the Company’s common stock during the term of the November 2025 Note. The November 2025 Note include customary representations, warranties, covenants, and default provisions. The Company may prepay the November 2025 Note within the first 180 days.

For the three months ended December 31, 2025 and 2024, total amortized debt issuance cost of $6,641 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. For the three months ended December 31, 2025 and 2024, total interest expense $6,376 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. At December 31, 2025 and September 30, 2025, the balance of the November Notes of $306,641 and $0, respectively, recorded in convertible notes payable on the accompanying balance sheets, includes $47,559 and $0, respectively of unamortized debt issuance cost.

Standby Equity Purchase Agreement - Pre-Paid Advance

On July 25, 2025, we entered into the SEPA with the Investor. Under the SEPA, the Company has the right to sell to the Investor up to $50 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. On January 19, 2026, we entered into Amendment No. 1 to the SEPA.

Upon the satisfaction of the conditions to the Investor’s purchase obligation set forth in the SEPA, including having a registration statement registering the resale of the shares of common stock issuable under the SEPA declared effective by the SEC, the Company will have the right, but not the obligation, from time to time at its discretion until the SEPA is terminated to direct Investor to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to the Investor (“Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

The shares of common stock purchased pursuant to an Advance delivered by the Company will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of common stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each Advance Notice below which the Company will not be obligated to make any sales to THE INVESTOR. “VWAP” is defined as the daily volume weighted average price of the shares of common stock for such trading day on the Nasdaq Stock Market during regular trading hours as reported by Bloomberg L.P.

The January Amendment amended the SEPA to, among other things:

(i) remove the Investor’s ability to deliver investor notices, which previously allowed the Investor to require the Company to issue and sell shares of Common Stock to the Investor in offset of amounts outstanding under the Convertible Notes;

(ii) modify the conditions under which an Amortization Event (as defined in the Convertible Notes) may occur, providing that no Amortization Event shall be deemed to have occurred due to a Registration Event (as defined in the Convertible Notes) prior to the Rule 144 Date, and after the Rule 144 Date, no such Amortization Event shall occur so long as the Company remains current on its filings with the SEC and the Investor is able to rely on Rule 144 under the Securities Act of 1933, as amended, to resell shares of Common Stock issuable under the Promissory Notes;

(iii) cancel the Investor’s obligation to fund an additional $2,000,000 in principal amount to the Company as set forth in a letter agreement dated September 11, 2025, between the Company and the Investor (provided that subsequent fundings on the same or different terms may be mutually agreed by the parties in the future and documented in writing); and

(iv) require the Company to use its best efforts to promptly respond to comments from the staff of the SEC regarding the Company’s initial Registration Statement on Form S-1 (File No. 333-289952) and seek effectiveness of such Registration Statement as soon as reasonably practicable.

In connection with the SEPA, and subject to the condition set forth therein, the Investor has agreed to advance to the Company the Pre-Paid Advance. The first Pre-Paid Advance was disbursed on July 25, 2025 with respect to $3.0 million and the balance of $2.0 million was disbursed on September 11, 2025. The purchase price for the Pre-Paid Advance is 94% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date will be 12-months after the closing of each tranche of the Pre-Paid Advance. Investor may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $10.00 or 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion (the “Conversion Price”); provided, that in no event may the Conversion Price be lower than $1.00 (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes may be declared immediately due and payable, in which case the Company shall pay to the Investor the principal and interest due thereunder. In no event shall Investor be allowed to effect a conversion if such conversion, along with all other shares of common stock then beneficially owned by the Investor and its affiliates, would exceed 4.99% of the outstanding shares of the then common stock of the Company. If at any time on or after the issuance of the Convertible Notes (i) the Floor Price Event, (ii) the Exchange Cap Event or (iii) a Registration Event occurs, provided, however, that no Registration Event shall be deemed to have occurred prior to the Rule 144 Date, and after the Rule 144 Date, no Registration Event shall be deemed to have occurred so long as the Company remains current on its filings with the SEC and the Investor is able to rely on Rule 144 under the Securities Act of 1933, as amended, to resell shares of common stock issuable under the Convertible Notes, then the Company shall make monthly payments to Investor beginning on the seventh trading day after the Amortization Event and continuing monthly in the amount of $750,000 plus a 5.0% premium and all accrued and unpaid interest. The Exchange Cap Event will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of the Exchange Cap.

The Company will control the timing and amount of any sales of shares of common stock to the Investor. Actual sales of shares of common stock to Investor as an Advance under the SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for our business and operations.

The SEPA will automatically terminate on the earliest to occur of (i) the 24-month anniversary of the date of the SEPA or (ii) the date on which Investor shall have made payment of Advances pursuant to the SEPA for shares of common stock equal to $50,000,000. We have the right to terminate the SEPA at no cost or penalty upon five (5) trading days’ prior written notice to Investor, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and the Company has paid all amounts owed to Investor pursuant to the Convertible Notes and the SEPA. The Company and the Investor may also agree to terminate the SEPA by mutual written consent. Neither the Company nor the Investor may assign or transfer our respective rights and obligations under the SEPA, and no provision of the SEPA may be modified or waived by us or Investor other than by an instrument in writing signed by both parties.

As consideration for the Investor’s commitment to purchase the shares of common stock pursuant the SEPA, the Company paid the Investor, (i) a structuring fee in the amount of $35,000 and (ii) 200,000 shares of common stock as an equity fee. Further, the Company is required to pay the Investor a commitment fee of $500,000 of which $250,000 shall be due and payable on the earlier of the effective date of the initial registration statement, or 60 days following the date of the SEPA, and the remaining $250,000 shall be due and payable on the date that is 90 days following the due date of the initial $250,000 installment, in each case to be paid by the issuance of such number of common shares that is equal to the applicable portion of the commitment fee divided by the average of the daily VWAPs of the common shares during the three trading days immediately prior to the applicable due date.

Executives’ Employment Agreements

On August 6, 2025, the Company entered into employment agreements (each, an “Employment Agreement”) with Douglas Davis, as Executive Chairman, Noam Kenig, our former Chief Executive Officer, and Danny Rittman, as Chief Technology Officer (collectively, the “Executives”). Each Employment Agreement has an initial term of three (3) years, commencing on August 6, 2025, and is subject to automatic one-year renewals thereafter unless terminated by either party with at least thirty (30) days’ prior written notice. On December 29, 2025, Mr. Kenig resigned as Chief Executive Officer and as a member of the Board of Directors (the “Board”) of the Company, effective immediately for personal reasons. Mr. Kenig’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. As a result of Mr. Kenig’s resignation Mr. Kenig’s Employment Agreement was terminated. Mr. Davis was appointed as Interim Chief Executive Officer.

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

Additionally, pursuant to the Employment Agreements and under the Plan (subject to shareholder approval thereof), the Company granted no statutory stock options (each, an “Option”) to the Executives as follows:

●	Mr. Davis was each granted Options to purchase 2,000,000 shares of Common Stock.

●	Mr. Rittman was granted an Option to purchase 500,000 shares of Common Stock.

Each Option has an exercise price of $7.20 per share (to be determined as the fair market value on the grant date) and vests in twelve (12) equal quarterly instalments over four (4) years, commencing on the date of shareholder approval of the Plan (the “Approval Date”). The Options are exercisable for five (5) years from the grant date and allow for cashless exercise. The grants are contingent upon shareholder approval of the Plan; if not approved, the Options will be null and void.

On January 2, 2026, the Company entered into an employment agreement (the “Klinger Agreement”) with Erik Klinger, pursuant to which Mr. Klinger will continue to serve as the Company’s Chief Financial Officer, effective as of January 2, 2026.

The Klinger Agreement provides for an initial three-year term, automatically renewing for successive one-year periods unless either party provides timely notice of non-renewal. Mr. Klinger’s annual base salary is $120,000, payable in accordance with the Company’s standard payroll practices. Mr. Klinger is eligible to participate in the Company’s employee benefit plans available to similarly situated executives, including medical, dental, and vision insurance, and is entitled to four weeks of paid vacation per year (pro-rated for partial years).

On January 2, 2026, in connection with the Klinger Agreement, the Company granted Mr. Klinger a no statutory stock option (the “Option”) to purchase 500,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on December 31, 2025, pursuant to the Company’s proposed 2025 Omnibus Equity Incentive Plan (the “Plan”). The Option is subject to twelve equal quarterly vesting instalments over four years, commencing on the date of shareholder approval of the Plan (the “Approval Date”), and is otherwise subject to the terms and conditions of the Plan and the Employee Nonstatutory Stock Option Agreement entered into between the Company and Mr. Klinger. The grant of the Option is expressly contingent upon shareholder approval of the Plan; if the Plan is not approved by shareholders, the Option will be null and void.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Merger Agreement and Plan of Reorganization by and among Bannix Acquisition Corp., VisionWave Holdings, Inc., BNIX Merger Sub, Inc. and BNIX VW Merger Sub, Inc. dated September 6, 2024 (included as Annex A to the proxy statement/prospectus)	Form S-4	333-284472	2.1	April 18, 2025
2.2	Asset Purchase Agreement dated as of January 5, 2026, by and between VisionWave Holdings, Inc. and Adrian Holdings S.R.L.	Form 8-K	001-42741	2.1	January 7, 2026
3.1	Amended and Restated Certificate of Incorporation of VisionWave Holdings Inc.	Form 8-K	001-42741	3.1	July 14, 2025
3.2	Bylaws of VisionWave Holdings Inc.	Form 8-K	001-42741	3.2	July 14, 2025
3.3	Amended and Restated Bylaws of VisionWave Holdings, Inc.	Form 8-K	001-42741	3.1	December 10, 2025
4.1	Form of Pre-Funded Common Stock Purchase Warrant issued to Bladeranger Ltd.	Form 8-K	001-42741	4.1	December 17, 2025
5.1	Opinion of Fleming PLLC	Form S-1	333-289952	5.1	August 29, 2025
10.1	VisionWave Holdings Inc. 2024 Incentive Equity Plan	Form 8-K	001-42741	10.1	July 14, 2025
10.2	Standby Equity Purchase Agreement, dated July 25, 2025, between VisionWave Holdings, Inc. and YA II PN, Ltd.	Form 8-K	001-42741	10.1	July 28, 2025
10.3	Form of Convertible Promissory Notes issued to YA II PN, Ltd.	Form 8-K	001-42741	10.2	July 28, 2025
10.4	Registration Rights Agreement, dated July 25, 2025, between VisionWave Holdings, Inc. and YA II PN, Ltd.	Form 8-K	001-42741	10.3	July 28, 2025

10.5	Global Guaranty Agreement by VisionWave Technologies, Inc. in favor of YA II PN, LTD. dated July 25, 2025	Form 8-K	001-42741	10.4	July 28, 2025
10.6	2025 Omnibus Equity Incentive Plan	Form 8-K	001-42741	10.1	August 6, 2025
10.7	Employment Agreement, dated August 6, 2025, by and between the Company and Douglas Davis	Form 8-K	001-42741	10.2	August 6, 2025
10.8	Employment Agreement, dated August 6, 2025, by and between the Company and Noam Kenig	Form 8-K	001-42741	10.3	August 6, 2025
10.9	Employment Agreement, dated August 6, 2025, by and between the Company and Danny Rittman	Form 8-K	001-42741	10.4	August 6, 2025
10.10	Form of Nonstatutory Stock Option Agreement, dated August 6, 2025	Form 8-K	001-42741	10.5	August 6, 2025
10.11	Form of Proprietary & Confidential Information, Inventions Assignment, Non-Solicitation and Non-Competition Agreement	Form 8-K	001-42741	10.6	August 6, 2025
10.12	Form of Mutual Agreement to Arbitrate	Form 8-K	001-42741	10.7	August 6, 2025
10.13	Form of Securities Purchase Agreement dated July 15, 2025	Form 10-Q	001-42741	10.13	August 19, 2025
10.14	Form of Promissory Note dated July 15, 2025	Form 10-Q	001-42741	10.14	August 19, 2025
10.15++	Strategic Joint Venture Agreement, dated August 25, 2025, by and among VisionWave Holdings, Inc., AIPHEX LTD, GBT Tokenize Corp., and GBT Technologies, Inc.	Form 8-K	001-42741	10.1	August 26, 2025
10.16	Employment Agreement, dated September 2, 2025, by and between the Company and Elad Shoval - CRO	Form 8-K	001-42741	10.1	September 3, 2025
10.17	Employment Agreement, dated September 2, 2025, by and between the Company and David Allon - COO	Form 8-K	001-42741	10.2	September 3, 2025
10.18	Employment Agreement, dated September 2, 2025, by and between the Company and Jez Williman - Senior Systems Engineer – UGV	Form 8-K	001-42741	10.3	September 3, 2025
10.19	Form of Nonstatutory Stock Option Agreement	Form 8-K	001-42741	10.4	September 3, 2025
10.20	Memorandum of Understanding, dated September 2, 2025, by and between VisionWave Holdings, Inc. and VEDA Aeronautics Private Limited.	Form 8-K	001-42741	10.1	September 5, 2025
10.21	Letter Agreement, dated September 11, 2025, between VisionWave Holdings, Inc. and YA II PN, Ltd.	Form 8-K	001-42741	10.1	September 12, 2025
10.22	Convertible Promissory Note, dated September 11, 2025, issued by VisionWave Holdings, Inc. to YA II PN, Ltd.	Form 8-K	001-42741	10.2	September 12, 2025
10.23	Form of Convertible Promissory Note to be issued by VisionWave Holdings, Inc. to YA II PN, Ltd.	Form 8-K	001-42741	10.3	September 12, 2025
10.24	Form of Independent Director Engagement Agreement	Form 8-K	001-42741	10.1	September 12, 2025
10.25	Form of Compensation Agreement between VisionWave Holdings, Inc. and former directors of Bannix Acquisition Corp.	Form 8-K	001-42741	10.2	September 12, 2025
10.26	Consulting Agreement, dated September 26, 2025, by and between VisionWave Holdings, Inc. and Crypto Treasury Management Group, LLC.	Form 8-K	001-42741	10.1	September 30, 2025

10.27	PVML Ltd. Order Form between VisionWave Holdings, Inc. and PVML Ltd., dated October 5, 2025 (effective October 9, 2025)	Form 8-K	001-42741	10.1	October 9, 2025
10.28	Share Purchase Agreement, dated as of December 3, 2025, by and among VisionWave Holdings, Inc., BladeRanger Ltd., and Solar Drone Ltd.	Form 8-K	001-42741	10.1	December 3, 2025
10.29	Promissory Note dated December 26, 2025, by and between VisionWave Holdings, Inc. and C.M. Composite Materials Ltd.	Form 8-K	001-42741	10.1	December 30, 2025
10.30	Amendment No. 1 to Share Purchase Agreement, dated as of December 15, 2025, by and among VisionWave Holdings, Inc., BladeRanger Ltd., and Solar Drone Ltd.	Form 8-K	001-42741	10.1	December 17, 2025
10.31	Promissory Note dated January 5, 2026 issued to Adrian Holdings S.R.L.	Form 8-K	001-42741	10.1	January 7, 2026
10.32	Employment Agreement dated January 2, 2026 by and between the Company and Erik Klinger	Form 8-K	001-42741	10.2	January 7, 2026
10.33	Strategic Joint Venture Agreement, dated January 9, 2026, by and among VisionWave Holdings, Inc., BOCA JOM, LLC, GBT Tokenize Corp., and GBT Technologies, Inc.	Form 8-K	001-42741	10.1	January 12, 2026
10.34	Amendment No. 1 to the Standby Equity Purchase Agreement, dated as of January 14, 2026, by and between VisionWave Holdings, Inc. and YA II PN, Ltd.	Form 8-K	001-42741	10.1	January 23, 2026
10.35	Standby Equity Purchase Agreement, dated as of July 25, 2025, by and between VisionWave Holdings, Inc. and YA II PN, Ltd., as amended by Amendment No. 1 dated as of January 14, 2026 (redlined to show changes).	Form 8-K	001-42741	10.1	January 23, 2026
10.36	Exchange Agreement, dated January 26, 2026, by and between VisionWave Holdings, Inc. and SaverOne 2014 Ltd.	Form 8-K	001-42741	10.1	January 26, 2026
10.37	Promissory Note dated February 4, 2026, by and between VisionWave Holdings, Inc. and C.M. Composite Materials Ltd.	Form 8-K	001-42741	10.1	February 4, 2026
10.38	Statement of Work between VisionWave Holdings, Inc. and q Speed Bitcoin LLC dated February 17, 2026	Form 8-K	001-42741	10.1	February 17, 2026
14.1	Code of Ethics of VisionWave Holdings Inc.	Form 8-K	001-42741	14.1	July 22, 2025
21.1	List of Subsidiaries	Form S-1	333-289952	21.1	August 29 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Compensation Recovery Policy of VisionWave Holdings Inc., effective May 29, 2025	Form 8-K	001-42741	99.3	July 22, 2025
99.1	Policy on Granting Equity Awards of VisionWave Holdings Inc., adopted July 16, 2025	Form 8-K	001-42741	99.1	July 22, 2025
99.2	Insider Trading Policy of VisionWave Holdings Inc., adopted July 16, 2025	Form 8-K	001-42741	99.2	July 22, 2025
99.3	Business Development Committee Charter of VisionWave Holdings Inc., adopted December 8, 2025	Form 8-K	001-42741	99.1	December 10, 2025

Exhibit Number	Description

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
+	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

++ Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VISIONWAVE HOLDINGS, INC.

Date: February 17,2026	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Interim Chief Executive Officer & Executive Chairman
(Principal Executive Officer)

VISIONWAVE HOLDINGS, INC.

Date: February 17, 2026	By:	/s/ Erik Klinger
	Name:	Erik Klinger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)