Form 10-Q
period 2026-03-31
VisionWave Holdings, Inc.
filed 2026-05-20
CIK 2038439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

 March 31, 2026

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

As of May 20, 2026, 25,387,727 shares of common stock, par value $0.01 per share, were issued and outstanding.

VISIONWAVE HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	September 30, 2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$14,255,720	$2,284,933
Prepaid expenses and other current assets	614,472	189,549
Advances to supplier	98,250	98,250
Due from related party	147,500	120,000
Total Current Assets	15,115,942	2,692,732
Investment in securities designated for sale	281	281
Equity method investment	2,773,616	—
Notes receivable	3,476,245	—
Property and equipment, net	60,121	—
Other non-current assets	360,000	—
Intangible assets, net	113,915,787	—
Total Assets	$135,701,992	$2,693,013

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,284,917	$3,917,834
Customer deposit	108,006	108,006
Deferred revenue	350,000	—
Income taxes payable	1,043,932	994,704
Excise tax payable	1,002,860	943,039
Promissory notes, net of unamortized debt issuance cost	21,939,203	1,003,995
Due to related parties	2,100,316	2,434,492
Convertible notes payable, net of unamortized debt issuance cost	5,625,883	4,861,390
Stock based compensation liability	375,000	—
Deferred underwriters’ discount	225,000	225,000
Total Current Liabilities	37,055,117	14,488,460
Total Liabilities	37,055,117	14,488,460

Commitments and Contingencies (Note 18)

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01, 150,000,000 shares authorized; 20,347,137 and 14,521,094 shares issued and outstanding at March 31, 2026 and September 30, 2025, respectively.	203,470	145,211
Shares to be issued related to acquisition, par value $0.01, 7,000,000 and 0 shares at March 31, 2026 and September 30, 2025, respectively.	66,990,000	—
Additional paid-in capital	66,408,319	3,168,248
Accumulated deficit	(34,954,914)	(15,108,906)
Total Stockholders’ Equity (Deficit)	98,646,875	(11,795,447)
Total Liabilities and Stockholders’ Equity (Deficit)	$135,701,992	$2,693,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Operating expenses:
General and administrative	$2,922,318	$131,463	$7,602,857	$275,231
Research and development	271,534	—	586,609	—
Sales and marketing	2,159,439	11,490	3,612,611	71,445
Depreciation and amortization	5,702,250	—	5,821,145	—
Total operating expenses	11,055,541	142,953	17,623,222	346,676
Loss from operations	(11,055,541)	(142,953)	(17,623,222)	(346,676)

Other (expense) income:
Interest income	18,414	—	19,402	—
Interest expense	(2,192,375)	—	(2,334,917)	—
Net gain from sale of marketable securities	—	114,111	—	114,111
Change in fair value of convertible notes payable	7,634	—	(279,046)	—
Change in fair value of other liabilities	262,800	—	262,800
Other income	48,975	—	108,975	—
Total other (expense) income, net	(1,854,552)	114,111	(2,222,786)	114,111

Loss before provision for income taxes	(12,910,093)	(28,842)	(19,846,008)	(232,565)
Provision for income taxes	—	—	—	—
Net loss	$(12,910,093)	$(28,842)	$(19,846,008)	$(232,565)

Basic and diluted weighted average shares outstanding	19,582,298	11,000,000	17,343,913	11,000,000
Basic and diluted net loss per share	$(0.66)	$(0.00)	$(1.14)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Common stock		Additional	Shares to be Issued	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Related to Acquisition	Deficit	Equity/(Deficit)
Balance as of September 30, 2025	14,521,094	$145,211	$3,168,248	$—	$(15,108,906)	$(11,795,447)
Issuance of shares in asset acquisition	1,500,000	15,000	11,685,000	—	—	11,700,000
Issuance of warrants in asset acquisition	—	—	2,340,000	—	—	2,340,000
Exercise of warrants	495,509	4,955	5,693,399	—	—	5,698,354
Stock based compensation	—	—	2,054,847	—	—	2,054,847
Net loss	—	—	—	—	(6,935,915)	(6,935,915)
Balance as of December 31, 2025	16,516,603	$165,166	$24,941,494	$—	$(22,044,821)	$3,061,839
Exercise of warrants	46,747	467	537,124	—	—	537,591
Issuance of shares in asset acquisition	3,000,000	30,000	28,680,000	—	—	28,710,000
Issuance of shares pursuant to SEPA	233,678	2,337	1,758,425	—	—	1,760,762
Issuance of shares pursuant to the SaverOne exchange agreement	365,610	3,655	2,720,137	—	—	2,723,792
Shares to be issued related to asset acquisition	—	—	—	66,990,000	—	66,990,000
Issuance of warrants pursuant to the Letter Agreement	—	—	6,986,665		—	6,986,665
Stock based compensation	184,499	1,845	784,474	—	—	786,319
Net loss	—	—	—	—	(12,910,093)	(12,910,093)
Balance as of March 31, 2026	20,347,137	$203,470	$66,408,319	$66,990,000	$(34,954,914)	$98,646,875

	Common stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of September 30, 2024	11,000,000	$110,000	$151,000	$(332,119)	$(71,119)
Net loss	—	—	—	(203,724)	(203,724)
Balance as of December 31, 2024	11,000,000	$110,000	$151,000	$(535,843)	$(274,843)
Net loss	—	—	—	(28,842)	(28,842)
Balance as of March 31, 2025	11,000,000	$110,000	$151,000	$(564,685)	$(303,685)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2026	2025
Cash flows from Operating Activities:
Net loss	$(19,846,008)	$(232,565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in fair value of other liabilities	(262,800)	—
Change in fair value of convertible notes payable	279,046	—
Gain on investment of marketable securities	—	(114,111)
Amortization of debt issuance cost	1,826,461	—
Stock based compensation	2,841,166	—
Depreciation and amortization	5,821,145	—
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	(434,092)	—
Due from related party	(127,862)	—
Advances to supplier	—	(98,250)
Accounts payable and accrued expenses	349,501	90,000
Customer deposit	—	108,006
Deferred revenue	350,000	—
Due to related parties	(334,176)	190,428
Stock-based compensation liability	637,800	—
Late payment penalty on excise taxes payable	59,821	—
Late payment penalty on income taxes payable	49,228	—
Net cash used in operating activities	(8,790,770)	(56,492)

Cash flows from Investing Activities:
Proceeds from sale of marketable securities, net	—	114,375
Advance to C.M. Composite Materials Ltd	(3,476,245)	—
Purchase of property, plant and equipment	(59,075)	—
Deposit on property, plant and equipment	(350,000)	—
Cash paid for equity method investment	(49,823)	—
Cash acquired in connection with asset acquisition	119,135	—
Net cash (used in) provided by investing activities	(3,816,008)	114,375

Cash flows from Financing Activities:
Proceeds from issuance of convertible note, net of costs	850,000	—
Repayment of convertible notes	(463,680)	—
Proceeds from issuance of promissory note	16,975,000	—
Repayment of promissory note	(780,461)	—
Proceeds from drawdown of SEPA	1,760,761	—
Proceeds from exercise of warrants	6,235,945	—
Net cash provided by financing activities	24,577,565	—

Net change in cash and cash equivalents	11,970,787	57,883
Cash and cash equivalents, beginning of the period	2,284,933	3,014
Cash and cash equivalents, end of the period	$14,255,720	$60,897

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non cash investing and financing activities:
Debt discount on warrant issued for Notes	$6,986,665	$—
Issuance of shares pursuant to the SaverOne exchange agreement	$2,723,792	$—
Issuance of shares in asset acquisitions	$40,410,000	$—
Issuance of warrants pursuant to the exchange agreement	$2,340,000	$—
Note issued in asset acquisition	$10,000,000	$—
Shares to be issued related to asset acquisition	$66,990,000	$—

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

The Company has two wholly owned subsidiaries: VisionWave Technologies, Inc., Solar Drone Ltd, acquired on December 15, 2025 pursuant to the Share Purchase Agreement (See Note 9).

Note 2—Liquidity, Capital Resources and Going Concern

The Company’s primary sources of liquidity have been cash from financing activities. For the three and six months ended March 31, 2026, net loss was $12,910,093 and $19,846,008, respectively. Cash used in operating activities was $8,790,770 for the six months ended March 31, 2026. The Company had an accumulated deficit of $34,954,914 as of March 31, 2026. As of March 31, 2026, working capital deficit was $21,939,175 and cash was $14,255,720.

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

On July 25, 2025, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (the “Investor”) pursuant to which the Company has the right to sell to the Investor up to $50 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA, from time to time during the term of the SEPA. The Company received proceeds of $1,760,761 from draw down during the six months ended March 31, 2026.

The Company also received net proceed of $16,975,000 for loan issued during the six months ended March 31, 2026 (See Note 13) and $850,000 from the issuance of convertible notes for the same periods.

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

Going Concern Evaluation

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due. The Company evaluated its ability to meet its obligations as they become due within one year from the date that the unaudited condensed consolidated financial statements are issued by considering the following:

On April 8, 2025, with an effective date of March 31, 2025 and as amended on May 20, 2026, the Company entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of VisionWave Technologies. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to the Company, sufficient to fund the working capital needs through May 20, 2027. The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the Board of Directors, and only to the extent such repayment would not impair the Company’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the unaudited condensed consolidated financial statement.

Management has determined that the agreement with Stanley Hills, cash receipts from customer arrangements, resource reallocation initiatives, additional insider investments and financing, along with its existing cash and committed affiliated support related combinations alleviated the risk about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the unaudited condensed consolidated financial statements.

Note 3—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2026 and for the three and six months ended March 31, 2026 and 2025 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2025 and footnotes thereto filed with the Securities Exchange Commission (“SEC”) on Form 10-K on December 31, 2025.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of VisionWave Holdings Inc. and its subsidiaries (See Note 1). All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant estimates include assumptions made in the valuation of the options, valuation of convertible notes, fair value of assets acquired including intangible assets, useful life of intangibles, valuation of warrants and recoverability of deferred tax assets. Accordingly, the actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2026 and September 30, 2025, the Company had $13,732,588 and $1,774,899 deposits in excess of the Federal Depository Insurance Coverage, respectively. The Company has not experienced losses on these accounts.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents was $15,723 at March 31, 2026 and September 30, 2025.

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

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investment is initially recorded at cost and subsequently increased for capital contributions and allocations of net income and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. The equity method investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value.

Property and Equipment

The value of property and equipment that were acquired as part of the Asset Acquisition (See Note 9) are recorded at a relative fair value assessed at the time of the acquisition less depreciation. Any additional property and equipment acquired, and any expenditures that extend the life of such assets are recorded at historical cost, including direct acquisition costs, less depreciation and impairment losses. Historical cost includes expenditures that are directly attributable to the acquisition of the items.

Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to VisionWave and the cost of the item can be measured reliably. All other repairs and maintenance costs are charged to profit or loss during the financial period in which they are incurred.

Depreciation and amortization

Depreciation for equipment and other assets is computed using the straight-line method at rates calculated to depreciate the cost of the assets, less their anticipated residual values, if any, over their estimated useful lives.

Capitalized intellectual property costs include those acquired in the asset acquisitions including a propriety drone system.

The estimated useful life of used to determine depreciation and amortization are as follows:

Computer and accessories	3 years
Drones	3 years
Intellectual property	5 years

An item of property and equipment is derecognized upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in profit or loss.

The Company evaluates the carrying value of property and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the net carrying value may not be recoverable from the entity-specific undiscounted future cash flows expected to result from our use of and eventual disposition of a long-lived asset or asset group. Events or circumstances that could trigger an impairment review of a long-lived asset or asset group include, but are not limited to: (i) a significant decrease in the market price of the asset, (ii) a significant adverse change in the extent or manner that the asset is used or in its physical condition, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of the asset, (iv) an accumulation of costs significantly in excess of original expectation for the acquisition or construction of the asset, (v) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast of continuing losses associated with the use of the asset and (vi) a more-likely-than-not expectation that the asset will be sold or disposed of significantly before the end of its previously estimated useful life. If an impairment exists, the net carrying values are reduced to fair values. The Company estimates the fair values of these long-lived assets by performing a discounted future cash flow analysis for the remaining useful life of the asset, or the remaining useful life of the primary asset in the case of an asset group. An individual asset within an asset group is not impaired below its estimated fair value. There were no impairments recorded for the three and six months ended March 31, 2026 and 2025.

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

As of March 31, 2026, other than the convertible notes discussed below, the Company did not hold any financial assets or liabilities that were measured at fair value on a recurring or nonrecurring basis.

Convertible Notes Payable

For convertible debt instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies FASB ASC 470, Debt (“ASC 470”), for the accounting of such instruments, including any premiums or discounts. Debt issuance costs consist primarily of original issue discount (OID) and legal fees. These costs are netted off with the related loan and are being amortized to interest expense over the term of the related debt facilities using effective interest method.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average shares outstanding for the year. Diluted loss per share is computed by giving effect to all potential shares of common stock to the extent dilutive. For the three and six months ended March 31, 2026 and 2025, the Company’s diluted weighted-average shares outstanding is equal to basic weighted-average shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per unit since such inclusion would have been antidilutive. At March 31, 2026 and 2025, potentially dilutive securities include the public warrants, stock options and the convertible promissory notes.

Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, which cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, and no income tax matters.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of March 31, 2026 and September 30, 2025. Interest and penalties related to Bannix Acquisition for the three and six months ended March 31, 2026 were $24,462 and $49,228, respectively. There were no interest and penalties related to Bannix Acquisition for the three and six months ended March 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company has elected to account for forfeitures as they occur rather than estimating expected forfeitures at the grant date. Accordingly, stock-based compensation expense is adjusted in the period in which awards are forfeited.

Recent Accounting Pronouncements

On November 4, 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), requiring additional disclosure of the nature of expenses included in the statements of operations. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the statements of operations as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the impact this standard will have on its unaudited condensed consolidated financial statements and related disclosures.

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

Transaction Proceeds

Upon closing of the Reverse Acquisition, the Company acquired cash of $1,169,746 as a result of the Reverse Acquisition, and paid total transaction costs of $1,145,900. The following table reconciles the elements of the Reverse Acquisition to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ deficit.

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

Note 5 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
Insurance premium	$30,886	$83,833
Deposit on asset	—	10,000
Prepaid consulting fees	400,000	50,000
Other prepaid expenses	66,088	261
Legal retainer	85,000	35,000
Other current assets	28,568	6,525
Due from underwriters	3,930	3,930
Total	$614,472	$189,549

Note 6 — Equity Method Investment

On January 26, 2026, the Company entered into a definitive Exchange Agreement (the “Exchange Agreement”) with SaverOne 2014 Ltd., an Israeli company whose American Depositary Shares are listed on The Nasdaq Stock Market (“SaverOne”). The Exchange Agreement replaced and superseded the previously disclosed non-binding Letter of Intent dated December 31, 2025.

The Exchange Agreement provides for a three-stage equity exchange and strategic collaboration providing for the Company to acquire up to approximately 51% of SaverOne’s issued and outstanding ordinary shares on a fully diluted basis, subject to milestone achievement and applicable regulatory approvals. In exchange, the Exchange Agreement provides SaverOne with the ability to acquire VisionWave common stock with an aggregate economic value of up to $7 million, subject to staged issuance, price-based adjustments, and compliance with Nasdaq listing rules.

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

At the close of stage 1 of the agreement, the Company issued 365,610 shares valued at $2,723,792 to SaverOne in exchange for 148,584 shares of SaverOne. During the three months ended March 31, 2026, the Company purchased an additional 17,569 shares of SaverOne costing $49,824 for a shareholding in SaverOne of 22.20% at March 31, 2026.

SaverOne is accounted for as an equity method investment at March 31, 2026, pursuant to ASC 323. The Company determined that the value protection mechanism liability has a value of $0 at March 31, 2026 as it is assessed on a stage-by-stage basis and stage 1 did not trigger a liability. The investment in SaverOne of $2,773,616 is included in Equity method investments on the March 31, 2026 unaudited condensed consolidated balance sheet.

In addition, the Company issued the corresponding 156,686 to management at the Stage 1 Closing pursuant to Schedule 1.7 of the January 26, 2026 Agreement, including the applicable portion of the $3 million pool (39.1877%).The total fair value of the shares of $1,167,311 at issuance date was included in stock based compensation on the accompanying unaudited condensed consolidated statements of operations.

Note 7 — Note Receivable

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

On February 4, 2026, the Company entered into an additional Promissory Note with CM for an amount of $500,000 (the “Third Note”). The Third Note has a 24-month maturity, with the outstanding principal due and payable on December 31, 2027, unless repaid earlier. The Third Note does not bear interest unless an event of default occurs, in which case interest accrues at a rate of 5% per annum, or the maximum rate permitted by applicable law, if lower. The Third Note may be prepaid at any time without premium or penalty. The proceeds of the Third Note were funded on February 4, 2026. The Third Note constitutes a binding and enforceable obligation of CM. The Third Note is a stand-alone financial obligation and is not contingent upon the completion of any acquisition, merger, or other strategic transaction. The note was satisfied from funding pursuant to the funding agreement with Stanley Hills, LLC (See Note 2).

In February 2026, CM entered into a settlement agreement with a vendor who alleged failure to meet contractual obligation in the sum of approximately 12 million Israeli Shekels following a failed motion to appoint a receiver by that said vendor. Pursuant to the agreement, CM is expected to make monthly payments to liquidate the obligation and regular court appearances. The Company evaluated the current financial position of CM and determined that there is not an increased credit risk nor is the collectability of the CM Note uncertain, due to past profitability of CM.

The CM Notes described herein remain fully enforceable regardless of whether any contemplated transaction is completed.

At March 31, 2026, total advances to C.M. Composite Materials Ltd. of $1,098,245 is included in notes receivable on the unaudited condensed consolidated balance sheets.

Side Letter Agreement

On March 11, 2026, the Company entered into a Side Letter with C.M., Giza Zinger Even Mezzanine, Limited Partnership (“Giza”), and Matania (Mati) Moskovitch. This Side Letter supplements and addresses obligations under the Company’s previously disclosed Investment and Share Purchase Agreement (SPA) and Loan Agreement, both dated February 20, 2026. Under the Side Letter, the Company acknowledges an existing settlement agreement between Giza, Mati, and CM, and agrees that CM’s performance and payments under that settlement do not constitute a breach or event of default under the SPA or Loan Agreement.

Pursuant to the Side Letter, the Company has irrevocably committed to providing aggregate funding of at least $5.0 million to CM. This funding commitment is specifically allocated as $1.5 million for working capital and $3.5 million for the establishment and operation of a new facility outside of Israel. Additionally, the agreement requires that CM’s activities outside Israel must be conducted directly by CM rather than through subsidiaries, unless those entities are pledged to Giza.

Until CM’s obligations to Giza are fully satisfied, the Company has agreed not to exercise its conversion rights under the Loan Agreement (the Note) to convert amounts into equity of CM without Giza’s prior written consent. Furthermore, the parties agreed not to take actions that would result in the dilution of CM’s shareholders, including the issuance of new equity, options, warrants, or convertible securities.

The Side Letter also stipulates that any shares of the Company to be issued to the shareholder (Mati) in connection with the SPA will be deposited with an approved Israeli trustee. These shares will be held in a dedicated securities account in Israel for the purpose of securing CM’s obligations to Giza.

As stated in Note 18, pursuant to the Investment and Share Purchase Agreement, the Company agreed to provide loans to the Target Company as additional consideration under the Share Purchase Agreement. The Loan Agreement provides for a secured loan facility in an aggregate principal amount of up to $5,000,000 (the “Commitment”). The Company is obligated to make an initial advance of up to $1,500,000 within ten (10) Business Days following the Effective Date (subject to satisfaction of conditions precedent), to be used for general working capital purposes consistent with the Target Company’s ordinary course of business. Subsequent advances of the remaining up to $3,500,000 may be made in one or more tranches upon mutual written agreement of the parties, solely for working capital or the establishment and operation of a new facility outside Israel, with each tranche subject to the Company’s reasonable approval and minimum amounts (generally not less than $250,000 unless otherwise agreed). Proceeds of subsequent advances are to be used exclusively to operate, develop, certify, market, and commercialize the Target Company’s technologies and products in global markets, including the United States.

The advances were made pursuant to a promissory note with a 24-month maturity, bearing no interest unless an event of default occurs (then at 5% per annum or the lower legal maximum), prepayable without penalty, and not contingent on any acquisition or strategic transaction.

Any loan pursuant to the Loan Agreement will bear simple interest at 12% per annum (or such lower rate as mutually agreed in writing, but not exceeding prevailing market rates for similar loans as determined in good faith by the Company), calculated on a 360-day year basis for actual days elapsed. The loan will mature three (3) years after the Effective Date. The obligations under the Loan Agreement are secured by a first-priority security interest in substantially all assets of the Target Company (including accounts, inventory, equipment, general intangibles, intellectual property, and proceeds thereof).

During the three months ended March 31, 2026, the Company advanced to the Target a total of $2,378,000 which is included in note receivable at March 31, 2026 on the unaudited condensed consolidated balance sheets. For the three and six months ended March 31, 2026, interest income of $13,851 and $0 is accrued and included in interest income on the unaudited condensed consolidated statements of operations.

Note 8 — Property and Equipment, Net

Property and equipment, net consisted of the following at March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
Computer Equipment	$60,341	$—
Drones	7,122	—
Total cost	67,463	—
Accumulated depreciation	(7,342)	—
Net book value	$60,121	$—

Depreciation expense was $5,360 and $0 for the three months ended March 31, 2026 and 2025, respectively, and $7,342 and $0 for the six months ended March 31, 2026 and 2025, respectively.

At March 31, 2026 and September 30, 2025, $360,000 and $0 deposit on boat purchase is included in other non-current assets on the accompanying unaudited condensed consolidated balance sheets.

Note 9 — Asset Acquisitions

Solar Drone

On December 3, 2025, the Company entered into a Share Purchase Agreement (the “Solar Drone Agreement”) with BladeRanger Ltd., a company organized under the laws of Israel and listed on the Tel Aviv Stock Exchange under the ticker “BLRN” (“BladeRanger”), and, solely for purposes of acknowledgment and certain covenants therein, Solar Drone Ltd., an Israeli corporation engaged in the development of solar-powered drone technology (the “Solar Drone”). On December 15, 2025, the Company entered into Amendment No. 1 to the Solar Drone Agreement to provide that, in consideration for all of the issued and outstanding shares of Solar Drone, the Company shall issue and deliver to BladeRanger (or its designee(s)) 1,500,000 shares of the Company’s common stock (the “Company Shares”) valuated at $11,700,000 and 300,000 Pre-Funded Common Stock Purchase Warrants (the “Initial PFWs”) valued at $2,340,000. Further, the Company has agreed that if the average daily volume-weighted average price (“VWAP”) of the Company’s common stock for the five Trading Day period immediately preceding the date of effectiveness of the registration statement registering the resale of the Company Shares is less than $12.00 per share, Pre-Funded Common Stock Purchase Warrants (the “Pre-Funded Warrants”) to purchase a number of additional shares of the Company’s common stock (the “Warrant Shares”) equivalent to the difference between $21,600,000 and the aggregate value of the Company Shares based on such VWAP, such that the aggregate consideration has a value of $21,600,000. The Company has determined that the value of these contingent Warrant Shares was $0 at acquisition date and March 31, 2026.

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

(b) Intangible assets consist of intellectual property related drone technology and are recorded at estimated fair values based on the allocation of the total consideration transferred on the date of the acquisition to the assets and liabilities acquired on a relative fair value basis. (See Note 10).

(c) Intercompany balance with VisionWave Holdings Inc. eliminated in consolidation.

QuantumSpeed

On January 5, 2026, the Company entered into an Asset Purchase Agreement with Adrian Holdings S.R.L. to acquire all right, title, and interest in specific intellectual property assets related to QuantumSpeed technology. The acquired assets will be assigned to QuantumSpeed Inc., a wholly-owned subsidiary of the Company.

The aggregate consideration for the intellectual property consists of a $10 million promissory note (the “Adrian Note”) and up to 10,000,000 shares of the Company’s common stock. Upon closing, the Company issued 3,000,000 shares of common stock valued at $28,710,000 and executed the $10 million Adrian Note.

The issuance of the remaining 7,000,000 shares with a fair value of $66,900,000 is contingent upon receiving shareholder approval, as required by Nasdaq listing rules. The Company is obligated to use commercially reasonable efforts to obtain this approval no later than nine months following the closing date. The 7,000,000 shares were accounted for as equity and included in shares to be issued in asset acquisition on the accompanying unaudited condensed consolidated statements of changes in equity (deficit).

If shareholder approval is not obtained within the nine-month period, the Company is required to transfer 60% of its equity interest in QuantumSpeed Inc. back to the seller, free and clear of all encumbrances. In such an event, the seller’s security interest in the equity would be released, and the seller would retain full ownership of the initial 3,000,000 closing shares and the $10 million promissory note. No alternative consideration will be provided in lieu of the unissued contingent share.

The Company evaluated this acquisition under ASC 805, Business Combinations. ASC 805 requires that an acquirer determine whether it has acquired a business. If the criteria of ASC 805 are met, a transaction would be accounted for as a business combination and the purchase price is allocated to the respective net assets and liabilities assumed based on their fair values and a determination is made whether any goodwill results from the transaction. The Company concluded that the acquired asset did not meet the US GAAP definition of a business as substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset and consequently accounted for the purchase as an asset acquisition. The Company allocated the total consideration transferred on the date of the acquisition to the single intellectual property acquired on a relative fair value basis.

The following table summarizes the acquisition date fair value of the asset acquired:

Amounts Recognized as of Acquisition Date
Total Consideration	$105,700,000

Intellectual Property (QuantumSpeed)	105,700,000

Asset acquired	$105,700,000

Note 10 — Intangible Assets

As noted in Notes 9, on December 15, 2025 and January 5, 2026, the Company acquired intellectual property from the acquisition of Solar Drone and QuantumSpeed, respectively. Solar Drone is a drone-based industrial technology platform providing automated cleaning and inspection solutions for utility-scale solar installations and high-voltage electrical infrastructure. The core asset is a proprietary, field-proven drone system that replaces manual, ground-based, and helicopter-based maintenance with autonomous drone operations, improving energy output, safety, and operational reliability while reducing costs and downtime.

QuantumSpeed is currently in a proof-of-concept and system architecture phase, where core mathematical, algorithmic, and architectural principles have been defined and validated at a prototype level.

At acquisition dates, the fair value of Solar Drone intellectual property was $14,029,591 and the fair value of QuantumSpeed intellectual property was $105,700,000.

	Estimated Useful Life (years)	March 31, 2026	September 30, 2025
Intellectual property	5	$119,729,591	$—
Accumulated amortization		(5,813,804)	—
Net book value		$113,915,787	$—

Amortization of the intangible asset during the three and six months ended March 31, 2026 was $5,696,891 and $5,813,804, respectively, and there were no amortization during the three and six months ended March 31, 2025.

The future amortization of the intangible asset is as follows:

Fiscal Year	Amount
Remainder of 2026	$11,972,959
2027	23,945,918
2028	23,945,918
2029	23,945,918
2030	23,945,918
Thereafter	6,159,156
Total unamortized intangible assets	$113,915,787

Note 11 — Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following as of March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
Underwriter’s marketing fee (See Note 17)	$1,800,000	$1,800,000
Vendors payable	1,353,790	939,192
Accrued compensation expense	187,001	359,667
Franchise tax payable	367,323	267,323
Insurance premium financing	17,957	71,851
Accrued interest expense	545,713	49,914
Other payables and accrued expenses	13,133	429,887
Total	$4,284,917	$3,917,834

Note 12 — Excise Tax Payable

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

Prior to the consummation of the Reverse Acquisition, Bannix’s common stockholders exercised their right to redeem their shares for a pro rata portion of the funds in Bannix’s Trust Account. As a result of these redemptions, Bannix estimated the excise tax liability and applicable interest and penalties pursuant to the IR Act. At the consummation of the Reverse Acquisition, $888,332 of excise tax liability, inclusive of excise tax interest and penalties, is assumed. For the three months ended March 31, 2026 and 2025, $26,207 and $0, respectively of interest and penalties is estimated on the excise tax balance and included in general and administrative expenses on the unaudited condensed consolidated statements of operations. For the six months ended March 31, 2026 and 2025, $59,821 and $0, respectively, of interest and penalties is estimated on the excise tax balance and included in general and administrative expenses on the unaudited condensed consolidated statements of operations. As of March 31, 2026 and September 30, 2025, $1,002,860 and $943,039 of excise tax liabilities, respectively, inclusive of interest and penalties is recorded in the unaudited condensed consolidated balance sheets.

Note 13 — Promissory Notes

Evie Autonomous LTD

Prior to the consummation of the Reverse Acquisition, Bannix issued unsecured promissory notes to Evie Autonomous LTD (“Evie”) with a principal amount of $1,003,995 (the “Evie Autonomous Extension Notes”). The Evie Autonomous Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of Bannix’s initial Business Combination, or (b) the date of Bannix’s liquidation. On December 26, 2024 and amended on May 27, 2025, Bannix entered into an agreement to defer payment of the Evie Autonomous Extension Notes. Under the deferment agreement, these amounts will not become payable until any Pre-Paid Advance issued in connection with the SEPA is repaid in full (See Note 19). The balance of $1,003,995 was assumed at the close of the Reverse Acquisition. As of March 31, 2026 and September 30, 2025, the balance of $1,003,995, owing to Evie is reported as promissory notes – Evie on the accompanying unaudited condensed consolidated balance sheets.

YA II PN

On February 26, 2026, VisionWave Holdings Inc. (the “Company”) entered into a Letter Agreement (the “Letter Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with a $20,000,000 senior loan (the “Loan”) on the terms and conditions set forth therein. The Loan is evidenced by a Promissory Note (the “YA II PN Note”) in the original principal amount of $20,000,000, bearing 0% interest per annum (increasing to 18% upon an Event of Default as defined therein). The Note was issued at an original issue discount of 15%, resulting in gross proceeds to the Company of $17,000,000 (prior to deduction of a $25,000 structuring and due diligence fee), or $16,975,000 net cash received.

The YA II PN Note matures 12 months from issuance and requires monthly amortization payments of $2,500,000 of principal (plus a 2% Payment Premium on such principal amount) beginning on the 60th day following issuance and continuing on the same day of each successive month thereafter until maturity (each an “Installment Date”). The Company may satisfy any Installment Amount in cash or, at its election, by delivering an Advance Notice under the Company’s existing Standby Equity Purchase Agreement dated July 25, 2025, as amended (the “SEPA”), subject to a 30-day repayment waterfall in favor of the Investor.

The Company has the right to optionally redeem all or any portion of the outstanding principal at any time at 105% of the principal amount redeemed plus accrued and unpaid interest. Upon an uncured Event of Default, the Investor may convert all or any portion of the outstanding principal, accrued interest, and other amounts due into Common Stock at a conversion price equal to 90% of the lowest daily VWAP during the 10 consecutive Trading Days immediately prior to the conversion date, subject to a 4.99% beneficial ownership blocker, and a floor price.

Concurrently with the issuance of the YA II PN Note, the Company issued to the Investor a warrant (the “Warrant”) to purchase 1,333,333 shares of Common Stock at an exercise price of $9.00 per share, exercisable for a term of five years from issuance.

The obligations under the Note are guaranteed by each subsidiary of the Company pursuant to a Global Guaranty Agreement.

The Letter Agreement contains customary representations, warranties, covenants (including restrictions on variable rate transactions, additional indebtedness without consent, and use of proceeds), and events of default. The Company is not required to register the shares issuable upon conversion of the Note but has agreed to register the shares issuable upon exercise of the Warrant. The Investor has demand registration rights covering all shares of common stock underlying the Note. Upon written demand, the Company must file a resale registration statement within 45 calendar days, use commercially reasonable efforts to cause it to become effective promptly, and address any Rule 415 limitations through pro-rata reductions and successive filings as necessary. In addition, the Company shall, at its sole cost and expense, file with the SEC on or before the date that is 90 calendar days after the closing date file a registration statement on Form S-1 registering the resale of all of the shares of common stock issuable upon exercise of the Warrant (the “Warrant Registration Statement”). The Company shall use its commercially reasonable efforts to cause the Warrant Registration Statement to be declared effective as soon as practicable after the filing thereof. The registration statement was filed on April 16, 2026.

Total debt issuance cost of $10,411,665 includes the $3,000,000 OID, $25,000 legal fees and $6,986,665 warrants value at issuance date and $400,000 payment premium. Debt issuance cost is amortized over the term of the Note using the effective interest rate method. During the three months ended March 31, 2026, $780,461 was repaid on the  YA II PN Note. For the three months and six months ended March 31, 2026, total amortized debt issuance cost of $1,727,334 and $1,727,334 was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. At March 31, 2026 and September 30, 2025, the balance of the YA II PN Notes of $10,935,208 and $0, respectively, recorded in promissory notes - YA II PN on the accompanying unaudited condensed consolidated balance sheets, includes $8,684,331 and $0, respectively of unamortized debt issuance cost.

Adrian Note

As stated in Note 9, on January 5, 2026, the Company issued a $10 million promissory note pursuant to the Adrian Asset Purchase Agreement (the “Adrian Note”). The loan accrues interest at a rate of 12% per annum with a 1% reduction in the interest rate for every $1,000,000 of payment. The loan matures on January 5, 2027. For the three and six months ended March 31, 2026 and 2025, interest expense of $279,452 on the Adrian Note is included in interest expense on the accompanying unaudited condensed consolidated statements of operations. At March 31, 2026, the balance of the Adrian Note of $10,000,000 is included in loan payable on the accompanying unaudited condensed consolidated balance sheet.

Note 14 — Warrants

As stated in Note 13, concurrently with the issuance of the YA II PN Note, the Company issued to the Investor the Warrant to purchase 1,333,333 shares of Common Stock at an exercise price of $9.00 per share, exercisable for a term of five years from issuance. The Company accounted for the Warrant in accordance with the guidance contained in ASC 815 whereby under that provision these warrants met the criteria for equity treatment. As such, these warrants are recorded at fair value at issuance date.

The Company utilized a Monte Carlo Simulation model to estimate the fair values of the February 26, 2026 of the Warrants, which incorporated significant inputs that were not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The Company determined the fair value by using the below key inputs to the Monte Carlo Simulation Model.

February 26, 2026
Stock Price	$7.96
Exercise Price	$9.00
Volatility	73.0%
Risk free rate of return	3.54%
Term to maturity (years)	5.00
Term to financing (years)	2.50

The fair value of the Warrants on February 26, 2026 of $6,986,665, was included as debt issuance cost related to the YA II PN Notes (See Note 13).

Note 15 — Related Party Transactions

Due to Related Parties

Prior to the consummation of the Reverse Acquisition, Bannix entered into various transactions with related parties to fund working capital needs. A total of $2,124,212 owing to these related parties was assumed at the close of the Reverse Acquisition. The following table summarizes the related party balances as of March 31, 2026, and September 30, 2025,

	March 31, 2026	September 30, 2025
Suresh Yezhuvath	$223,960	$223,960
Instant Fame and affiliated parties (1)	840,000	840,000
Stanley Hills (3)(4)	785,252	785,252
Accrued executive compensation (2)	—	250,000
Anat Attia	251,104	335,280
	$2,100,316	$2,434,492

(1) Instant Fame and affiliated parties

Represents unsecured promissory note issued by Bannix on December 13, 2022 in favor of Instant Fame, in the principal amount of $690,000. In March and April 2023, Bannix issued additional unsecured promissory notes to Instant Fame for $75,000 for each promissory note.

(2) Accrued executive compensation

Represents compensation expense owing to executives. At the close of the reverse acquisition $220,000 and $55,000 were owed to Doug Davis and Erik Klinger, respectively. At September 30, 2025, $180,000, $25,000 and $45,000 were owed to Doug Davis, Noam Kenig and Erik Klinger, respectively

(3) Transfer of balances

During the year ended September 30, 2025, upon agreement by and amount the related parties, $235,333 of balances owing to Bannix Management LLP and $4,737 of balances of Subash Menon was transferred to Stanley Hills and $200,000 of balances owed to Subash Menon was transferred to Suresh Yezhuvath.

(4) VisionWave Technologies related party transactions

Stanley Hills, LLC, a corporation wholly owned by Anat Attia, paid the entire company expenses for VisionWave Technologies Inc., as well as funded the Company’s bank and brokerage accounts, on behalf of the Company. On April 8, 2025, with an effective date of March 31, 2025 and as amended on May 20, 2026, the Company entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of VisionWave Technologies. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to the Company, sufficient to fund the working capital needs through February 17, 2027. The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the Board of Directors, and only to the extent such repayment would not impair the Company’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the financial statement.

On January 19, 2026, the Company and Yorkville Advisors amended the SEPA to provide that the prepaid advance would no longer constitute an advance under the SEPA but instead be evidenced by stand-alone promissory notes. During the three and six month ended March 31, 2026, Stanley Hills provided funding of $500,000 to the Company. During the three and six months ended March 31, 2026, the Company made a partial payment of $500,000 to Stanley Hills, LLC, respectively; the deferral agreement remains in effect and was not amended, and Yorkville Advisors has not delivered any notice of default under the SEPA or the related promissory notes.

During the three and six months ended March 31, 2026, a total of $500,000 and $270,000 was repaid on the Stanley Hill and Anat Attia balances, respectively. During the three and six months ended March 31, 2026, Anat Attia paid $81,824 of expenses on behalf of the Company and advanced the Company $100,000. As of March 31, 2026 and September 30, 2025, the balance of $785,252 owing to Stanley Hills, LLC is included in due to related parties on the unaudited condensed consolidated balance sheets. As of March 31, 2026 and September 30, 2025, the balance of $251,104 and $335,280, respectively, owing to Anat Attia is included in due to related parties on the unaudited condensed consolidated balance sheets.

Due from related party

During the year ended September 30, 2025, the Company advanced against compensation $120,000 to the Executive Chairman and acting CEO. For the three and six months ended March 31, 2026, the Company advanced to that executive an additional $0 and $27,500 against compensation, respectively. As of March 31, 2026 and September 30, 2025, $147,500 and $120,000 is advanced against compensation to the executive Chairman and acting CEO and reported in due from related party balance on the unaudited condensed consolidated balance sheets, respectively.

Note 16 — Convertible Notes Payable

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

During the three and six months ended March 31, 2026, the Company repaid $147,644 and $297,528, respectively on the July 2025 Notes. For the three months ended March 31, 2026 and 2025, total amortized debt issuance cost of $16,293 and $0 was included in interest expense on the accompanying unaudited condensed consolidated statements of operations, respectively. For the six months ended March 31, 2026 and 2025 total amortized debt issuance cost of $32,586 and $0 was included in interest expense on the accompanying unaudited condensed consolidated statements of operations, respectively. For the three months ended March 31, 2026 and 2025, total interest expense $12,751 and $0 was included in interest expense on the accompanying unaudited condensed consolidated statements of operations, respectively. For the six months ended March 31, 2026 and 2025, total interest expense $25,502 and $0 was included in interest expense on the accompanying unaudited condensed consolidated statements of operations, respectively. At March 31, 2026 and September 30, 2025, the balance of the July Notes of $43,795 and $308,737, respectively, recorded in convertible notes payable on the accompanying unaudited condensed consolidated balance sheets, includes $12,877 and $45,463, respectively of unamortized debt issuance cost.

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

For the three ended March 31, 2026 and 2025, total amortized debt issuance cost of $14,012 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. For the six months ended March 31, 2026 and 2025, total amortized debt issuance cost of $28,024 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended March 31, 2026 and 2025, total interest expense $10,681 and $0, respectively, and $24,693 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. At March 31, 2026 and September 30, 2025, the balance of the October Notes of $111,871 and $0, respectively, recorded in convertible notes payable on the accompanying unaudited condensed balance sheets, includes $18,677 and $0, respectively of unamortized debt issuance cost.

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

For the three and six months ended March 31, 2026 and 2025, total amortized debt issuance cost of $17,533 and $0, respectively, and $24,174 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended March 31, 2026 and 2025, total interest expense $12,751 and $0, respectively, and $23,909 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. At March 31, 2026 and September 30, 2025, the balance of the November Notes of $324,174 and $0, respectively, recorded in convertible notes payable on the accompanying balance sheets, includes $30,026 and $0, respectively of unamortized debt issuance cost.

Standby Equity Purchase Agreement - Pre-Paid Advance

In connection with the SEPA (See Note 19), and subject to the condition set forth therein, the Investor advanced to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $5.0 million (the “Pre-Paid Advance”). The first Pre-Paid Advance was disbursed on July 25, 2025 with respect to $3.0 million and the balance of $2.0 million was disbursed on September 11, 2025 upon the registration statement registering the resale of the shares of common stock issuable under the SEPA being declared effective. The purchase price for the Pre-Paid Advance is 94% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date is 12-months after the closing of each tranche of the Pre-Paid Advance. The Investor may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $10.00 or 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $1.00 (the “Floor Price”) provided, however, that the Floor Price shall be adjusted (downwards only) to equal 20% of the average VWAP for the five (5) Trading Days immediately prior to the earlier of (i) date of effectiveness of the Registration Statement, (ii) the six-month anniversary of the date of the SEPA. Notwithstanding the foregoing, the Company may reduce the Floor Price to any amounts set forth in a written notice to the Holder; provided that such reduction shall be irrevocable and shall not be subject to increase thereafter. In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to the Investor the principal and interest due thereunder. In no event shall Investor be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Investor and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. If any time on or after the issuance of the Convertible Notes (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap, where applicable ( “Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”), then the Company shall make monthly payments to Investor beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $750,000 plus an 5.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”).

The Convertible Notes is a legal debt obligation with a variable-share conversion feature and the Company elected to account for the Convertible Notes at fair value under ASC 825. The Note remains a liability after issuance and the instrument is remeasured after initial recognition, with changes in fair value recognized in earnings each reporting period until settlement, modification, or extinguishment, consistent with the liability-classified model. As of March 31, 2026 and September 30, 2025, the par value of the notes was $5,000,000 and the fair value of the notes was $4,831,699 and $4,552,653, respectively. For the three months ended March 31, 2026 and 2025, total interest expense $75,616 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. For the six months ended March 31, 2026 and 2025, total interest expense $150,411 and $0 respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations.

January 2026 Notes

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

The Company evaluated the embedded conversion features and other terms of the January 2026 Notes under applicable accounting guidance, including ASC 815, Derivatives and Hedging. The conversion feature is exercisable solely upon an event of default and, accordingly, the Company concluded that bifurcation of the embedded conversion feature was not required as of issuance. The January 2026 Notes were therefore initially recorded at their principal amount, net of unamortized original issue discount and debt issuance costs. As the notes were not elected under the fair value option of ASC 825, the Company accounts for the January 2026 Notes at amortized cost and no recurring fair value measurement is required.

For the three ended March 31, 2026 and 2025, total amortized debt issuance cost of $14,344 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. For the six months ended March 31, 2026 and 2025, total amortized debt issuance cost of $14,344 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended March 31, 2026 and 2025, total interest expense $10,626 and $0, respectively, and $10,626 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. At March 31, 2026 and September 30, 2025, the balance of the October Notes of $314,344 and $0, respectively, recorded in convertible notes payable on the accompanying balance sheets, includes $39,856 and $0, respectively of unamortized debt issuance cost.

The following table presents changes of the convertible notes with significant unobservable inputs (Level 3) for the three and six months ended March 31, 2026.

Convertible Notes
Convertible Notes balance at September 30, 2025	$4,552,653
Change in fair value	286,680
Convertible Notes balance at December 31, 2025	4,839,333
Change in fair value	(7,634)
Convertible Notes balance at March 31, 2026	$4,831,699

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

The key assumptions used to value the convertible notes as of March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
Stock Price	$4.74	$9.53
Equity Volatility	59%	52%
Discount Rate	45%	41%
Risk free rate of return	3.67-3.68%	3.70%
Term to maturity (years)	0.32-0.45	0.82

The following table presents balance of the convertible notes with significant unobservable inputs (Level 3) as of March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
Convertible notes (at fair value)	$4,831,699	$4,552,653
July Notes (at amortized cost)	43,795	308,737
October Note (at amortized cost)	111,871	—
November Note (at amortized cost)	324,174	—
January 2026 Note (at amortized cost))	314,344	—
Balance, Convertible notes payable	$5,625,883	$4,861,390

Note 17 — Underwriter’s Agreement

Upon completion of the initial public offering of Bannix IPO, the underwriters are entitled to a deferred underwriting discount of $225,000, solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Additionally, the underwriters are entitled to a Business Combination marketing fee of 3.5% of the gross proceeds of the sale of Units in the IPO upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. At the close of the Reverse Acquisition, the Company assumed $225,000 of underwriting discount which is included in deferred underwriting discount on the accompanying unaudited condensed consolidated balance sheets at March 31, 2026 and September 30, 2025. The amount is due on demand but payable only after the repayment of the SEPA Pre-paid Advances (See Note 19).

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

At the close of the Reverse Acquisition, the Company assumed $1,800,000 of marketing fees costs which is included in accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheets at March 31, 2026 and September 30, 2025.

In addition, Bannix issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of Common Stock for $0.01 per share (the “Representative Shares”) upon the consummation of the Bannix IPO. A balance of $3,930 outstanding by the Representative for the Representative Shares were assumed at close at the Reverse Acquisition. As of March 31, 2026 and September 30, 2025, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the unaudited condensed consolidated balance sheets.

Note 18 — Commitment and Contingencies

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

In connection with the SEPA, and subject to the condition set forth therein, Investor advanced to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $5 million (the “Pre-Paid Advance”) (See Note 17).

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

As consideration for the Investor’s commitment to purchase the shares of common stock pursuant the SEPA, the Company paid the Investor, (i) a structuring fee in the amount of $30,000 and (ii) 200,000 shares of common stock as an equity fee. Further, the Company is required to pay Investor a commitment fee of $500,000 of which $250,000 shall be due and payable on the earlier of the effective date of the initial registration statement, or 60 days following the date hereof and the remaining $250,000 shall be due and payable on the date that is 90 days following the initial due date to be paid by the issuance of such number of common shares that is equal to the applicable portion of the commitment fee divided by the average of the daily VWAPs of the common shares during the three trading days immediately prior to the applicable due date. The total consideration of $1,350,000 is recorded as general and administrative expenses in the statement of operations for the year ended September 30, 2025 and is inclusive of fair value of $470,000 of the 200,000 shares issued and $350,000 consulting fees. At March 31, 2026 and September 30, 2025, $140,000 of the commitment fee is unpaid and included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

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

The SEPA fails the fixed-for-fixed equity classification test due to the Exchange Cap requiring shareholder approval, which constitutes a variable settlement contingency outside the issuer’s control. Therefore, equity classification under ASC 815-40 is precluded, and the SEPA must be accounted for as a liability (or derivative liability, as applicable). While the SEPA has an underlying (the issuer’s stock price) and a notional amount (the $50 million commitment), it does not meet the third characteristic of a derivative because it requires more than a nominal initial net investment (e.g., the $5 million Pre-Paid Advance in two tranches and related fees). Therefore, the SEPA does not meet the definition of a derivative under ASC 815-10-15-83. Accordingly, the SEPA should be recorded as nonderivative liability requiring ongoing fair value remeasurement. As of March 31, 2026 and September 30, 2025, based on management assumptions the SEPA liability was zero.

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

During the three and six months ended March 31, 2026, the Company issued 233,678 shares under the SEPA for total proceeds of $1,760,672, of which $780,462 was applied to the YA II PN Notes (See Note 13).

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

Contingent Commission Payable

On May 22, 2025, VisionWave Technologies executed an Addendum to an existing agreement, pursuant to which Raptor LLC was appointed as exclusive sales agent for 280,534 TFLM shares (See Note 20) and Raptor LLC will be entitled to a fixed fee of $50,000, payable from the gross proceeds of the share sale of the TFLM shares. As of March 31, 2026, no sale of the TFLM shares has occurred, and VisionWave Technologies has not granted the required power of attorney over its brokerage account to enable such sales. Accordingly, the commission obligation to Raptor LLC is considered contingent.

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

The CTMG Agreement has an initial term of two years, subject to earlier termination under certain conditions, including for convenience with 60 days’ notice or for material breach. In consideration for the services, the Company has agreed to pay CTMG: (i) a retainer fee of $50,000 upon signing, which was pre-paid as an advance on September 24, 2025, with an additional $50,000 due upon execution of binding definitive agreements related to the crypto treasury transaction; (ii) a success fee of 17 Bitcoin (or cash equivalent) upon successful deployment of at least $20 million into crypto assets for the Company’s treasury; and (iii) 250,000 shares of the Company’s common stock upon closing of the crypto treasury transaction, subject to SEC Rule 144 restrictions and inclusion in future registration statements where applicable. The Company will also reimburse CTMG for pre-approved reasonable expenses. For the three and six months ended March 31, 2026, no additional costs were incurred under this agreement. The Company does not intend to pursue this agreement due to market changes, but to date of this report has not formalized a cancellation

Litigation

From time to time, the Company may be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters but cannot predict the outcome or effect of any potential litigation, claims or disputes.

Better Works LLC

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

 Maxim Group LLC

On April 17, 2026, Maxim Group LLC filed a complaint against VisionWave Holdings, Inc. in the Supreme Court of the State of New York, County of New York, alleging breach of contract and seeking damages related to certain financing transactions completed by the Company in July 2025 and February 2026 pursuant to an engagement agreement dated April 9, 2025. Maxim alleges entitlement to placement fees and declaratory relief in connection with financings involving YA II PN, Ltd., a fund managed by Yorkville Advisors Global, LP. The action includes claims for alleged unpaid fees of approximately $1.33 million, declaratory relief concerning alleged tail rights and rights of first refusal, attorneys’ fees, interest, and other relief. The action was filed under an unassigned New York County index number as of the filing date. The Company believes the asserted claims are without merit and intends to defend the matter vigorously.

Also on April 17, 2026, the Company filed a separate action against Maxim Group LLC in the Supreme Court of the State of New York, County of New York, asserting claims for breach of contract, declaratory judgment, and unjust enrichment. The Company alleges, among other things, that Maxim did not identify or place the relevant financing transactions, was not entitled to compensation under the parties’ agreement, and wrongfully invoiced the Company for fees related to the July 2025 and February 2026 financings. The Company seeks, among other relief, repayment of approximately $210,000 previously paid to Maxim, rescission of an additional invoice of approximately $1.4 million, declaratory relief regarding the parties’ rights under the agreement, damages, restitution, interest, and costs. The Company believes Maxim’s claims are without merit and intends to vigorously defend against them while aggressively pursuing its own claims. This action was also filed under an unassigned New York County index number as of the filing date. At this early stage of the proceedings, the Company is unable to reasonably estimate the ultimate outcome or potential loss, if any, associated with these matters.

Pre-litigation disputes with former employees

The Company is involved in certain pre-litigation disputes with former employees, former executives, and other individuals associated with the Company arising primarily from organizational changes implemented following the departure of the Company’s former Chief Executive Officer in late December 2025. Such matters include allegations relating to severance, unpaid compensation, notice-period pay, equity awards, and related contractual and employment matters. Certain individuals have asserted claims through counsel, and the parties have engaged in correspondence and preliminary settlement discussions.

The Company disputes the allegations and claims asserted in these matters and intends to vigorously defend its positions. As of the date of this Quarterly Report, no formal lawsuits, arbitrations, or other legal proceedings have been filed with respect to these matters. Due to the early stage of these disputes, the absence of formal proceedings, and the inherent uncertainty surrounding such matters, the Company is unable to reasonably estimate the possible loss or range of loss, if any, that may result from these matters. Accordingly, no liability has been accrued in the accompanying condensed consolidated financial statements.

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

The Company paid $250,000 under this agreement. As of March 31, 2026, the Company has not issued shares for the equity component and the total value of $350,000 is included in stock-based compensation liability on the unaudited condensed consolidated balance sheets. Subsequent to quarter-end, the parties continue to discuss the timing and scope of the pilot phase of the arrangement. The Company will issue the shares or otherwise resolve the equity consideration in accordance with the agreement or any future written amendment between the parties.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken

Our operations are located, in part, in Israel, a region that has experienced ongoing political instability, armed conflicts, terrorist activities, and military tensions. The current and potential escalation of hostilities involving Israel, Iran, the United States, and various regional actors could materially and adversely affect our business, operations, financial condition, and results of operations. Since October 2023, military activity in the region has intensified, including direct and indirect hostilities involving Israel and Iran. Any further escalation into a broader regional conflict or war, including direct military confrontation between the United States and Iran or expanded attacks against Israel, could disrupt our operations, infrastructure, personnel, suppliers, service providers, and customers. Such events may result in temporary closures of facilities, workforce disruptions due to military reserve duty call-ups, delays in product development or delivery, cybersecurity incidents, interruptions to communication and transportation networks, and reduced productivity.

In addition, regional instability may negatively impact global and local economic conditions, including causing volatility in financial markets, inflationary pressures, increased energy and shipping costs, disruptions in international trade and supply chains, and reduced access to capital markets. The continuation or expansion of geopolitical tensions could also adversely affect investor sentiment and the market price of our securities.

Our operations in Israel are also subject to risks associated with missile attacks, terrorist activities, civil unrest, and other security incidents, which may require us to suspend or limit operations and could adversely affect.

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

Letter of Engagement with the National Oil Company of Liberia

On March 18, 2026, the Company entered into a Letter of Engagement (the “LOE”) with the National Oil Company of Liberia (“NOCAL”). The LOE relates to offshore petroleum Blocks LB-4 and LB-5 located in the Liberia Basin and establishes a framework for the Company to advance toward the execution of a Production Sharing Contract (“PSC”) with the Government of Liberia. The execution of a PSC is subject to prequalification by the Liberia Petroleum Regulatory Authority, regulatory approvals, and legislative ratification.

Under the LOE, the Company has been granted exclusive, non-transferable rights to pursue the Blocks for an eight-month period from the date of execution, during which NOCAL is prohibited from negotiating or granting rights in the Blocks to third parties. While the LOE does not constitute a final award of petroleum rights, it contains binding provisions including confidentiality, exclusivity, and specified financial obligations.

In connection with the LOE, the Company is subject to the following near-term and contingent financial obligations:

●	Initial Signing Bonus: The Company is required to pay a binding initial signing bonus of $300,000 per block (totaling $600,000) within 60 days of the execution of the LOE. This amount is fully refundable without interest if the Blocks are not awarded to the Company for reasons not attributable to its own actions

●	Data Licensing (Contingent): Following the execution of a PSC, the Company would be required to license seismic data for a minimum of $1,000,000 per block within 120 days

●	PSC Signature Bonus (Contingent): Upon execution and legislative ratification of a PSC, the Company would be obligated to pay a signature bonus of $1,000,000 per block within 90 days

The contemplated PSC would include a multi-phase exploration program spanning approximately seven years. It also contemplates certain carried and participating interests, including a 10% carried interest to NOCAL, a 10% carried interest to the Government of Liberia, a 5% carried interest to citizens, and up to 5% participation by a local Liberian company.

The Company notes that there is no assurance a PSC will be executed or that the Company will ultimately be awarded the Blocks. The initiative is exploratory in nature and involves significant geopolitical, regulatory, and operational risks.

Strategic Joint Venture Agreement

On January 9, 2026, the Company entered into a Strategic Joint Venture Agreement (the “JV Agreement”) with BOCA JOM, LLC (“BOCA”), GBT Tokenize Corp. (“TOKENIZE”), and GBT Technologies, Inc. (“GBT”). The parties agreed to form a Nevada limited liability company (the “JV LLC”) to develop, commercialize, and manage designated electronic design automation (EDA), defense, and high-security technology projects.

Capital Contributions and Valuation To fund and resource the JV LLC, the parties agreed to specific capital and asset contributions. TOKENIZE will contribute its intellectual property portfolio along with 897,102 shares of the Company’s common stock, and GBT will contribute 2,020,500 shares of the Company’s common stock. BOCA will contribute the designated projects. Additionally, both the Company and BOCA will provide non-exclusive licenses granting the JV LLC rights to use certain background intellectual property solely for the designated projects.

All contributions of the Company’s securities are subject to compliance with applicable securities laws and Nasdaq Listing Rules, including any requisite shareholder approval. To facilitate the negotiation of equity ownership percentages, the parties utilized an internal reference value of $1.0 billion. The Company explicitly notes that this internal value is not a statement of the JV LLC’s actual fair market value, was reached without an independent third-party valuation, and should not be relied upon as an indication of value for the JV LLC, its assets, or the Company’s interest therein.

Governance: The JV LLC will be governed by a three-member board, with specific governance and deadlock resolution mechanisms to be established in a separate operating agreement. TOKENIZE and GBT will not participate in the management or governance of the JV LLC. Additionally, the JV Agreement permits the Company to appoint a director to BOCA’s board; any reciprocal appointment of a BOCA designee to the Company’s board remains subject to approval by the Company’s independent directors, compliance with Nasdaq rules, and, if applicable, shareholder approval.

Intellectual Property, Term, and Termination: Any intellectual property developed by the JV LLC (“Foreground IP”) will be wholly owned by the JV LLC, while each party retains ownership of its independently developed background IP. The JV Agreement has an initial term of seven years and contains customary termination rights, including if required regulatory approvals (e.g., CFIUS or export controls) are denied. Furthermore, if no designated project generates revenue within twelve months following the formation of the JV LLC, the JV Agreement may be terminated, and contributed consideration may be returned, subject to board-level fiduciary determinations.

During the three months ended March 31, 2026, JV LLC was formed and funded by all parties except the Company. Since an operating agreement is not yet adopted for JV LLC, the transaction is not deemed to be closed.

Acquisition of Junko Solar Ltd

On March 11, 2026, SolarDrone Ltd., an Israeli subsidiary of the Company, entered into a Consulting and Share Purchase Agreement to acquire a 51% controlling interest in Junko Solar Ltd., an Israeli company engaged in solar panel maintenance and cleaning services. As part of the transaction, Junko Solar Ltd. is transferring its related operational activities, customer relationships, business opportunities, and operational assets to SolarDrone, which will manage and operate the business going forward.

The transaction was based on a pre-money valuation of $400,000 for Junko Solar Ltd. The aggregate purchase price for the 51% interest is $204,000, payable in cash in three equal installments of $68,000: (i) upon execution of the agreement, (ii) within 35 days of execution, and (iii) within 35 days thereafter. The transfer of the shares representing the 51% ownership to SolarDrone (or its designated affiliate) was triggered upon the payment of the first installment.

In connection with the acquisition, Mr. Amos Cohen, the seller and former controlling shareholder of Junko Solar Ltd., was appointed as Chief Executive Officer and a director of SolarDrone Ltd. Under a concurrent consulting arrangement, Mr. Cohen will provide management and strategic services to SolarDrone for a monthly fee of 50,000 N.I.S. (New Israeli Shekels), plus applicable value-added tax (VAT).

On March 31, 2026, the Company has transferred the first installment of $68,000 but no transfer of ownership had taken place. As of March 31, 2026, the transaction is not deemed to be closed.

Bitcoin mining acceleration and orchestration platform

On February 17, 2026, the Company entered into a Statement of Work (the “SOW”) with a third-party vendor for the development, validation, and deployment of a custom qSpeed-Mine™ Bitcoin mining acceleration and orchestration platform. The SOW has a total contract value of $10 million and represents a commitment for custom software and systems development to enhance the Company’s Bitcoin mining operations. At March 31, 2026, the $350,000 payment upon execution was recorded as deferred revenue on the accompanying unaudited condensed consolidated balance sheets.

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

Payment Milestones

The SOW provides for the following milestone-based payment structure:

●	$350,000 was paid upon execution of the SOW;

●	Approximately $1 million is payable through completion and acceptance of the proof-of-concept (“POC”) milestone;

●	Approximately $6 million is payable upon completion and acceptance of successive intermediate milestones, including scaled deployment and operational validation; and

●	Approximately $3 million is payable upon final delivery and full program acceptance.

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

C.M. Composite Materials Ltd Investment and Share Purchase Agreement

On February 20, 2026 (the “Effective Date”), the Company entered into two related definitive agreements in connection with a strategic investment and acquisition transaction involving C.M. Composite Materials Ltd., an Israeli corporation with registration number 513931980 (the “Target Company”): (i) an Investment and Share Purchase Agreement (the “Share Purchase Agreement”), dated as of February 20, 2026, by and among the Company (as Buyer), Matania (Mati) Moskovich (as Seller), and the Target Company (solely for purposes of acknowledgment and certain covenants); and (ii) a Loan Agreement (the “Loan Agreement”), dated as of February 20, 2026, by and between the Company (as Lender) and the Target Company (as Borrower).

Pursuant to the Share Purchase Agreement, the Company agreed to acquire from the Seller 10.2 ordinary shares of the Target Company (the “Purchased Shares”), representing 51% of the issued and outstanding ordinary shares of the Target Company (which has 20 outstanding ordinary shares out of 30,000 authorized ordinary shares, par value 0.1 NIS per share). In consideration therefore, the Company agreed to issue to the Seller 250,000 shares of the Company’s common stock, $0.01 par value per share (the “Buyer Shares”), valued at $2,500,000 based on the parties’ agreement.

The transaction is structured as a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated thereunder. The Seller was granted certain registration rights with respect to the Buyer Shares. The Company has also agreed to provide loans to the Target Company as additional consideration under the Share Purchase Agreement. The Loan Agreement provides for a secured loan facility in an aggregate principal amount of up to $5,000,000 (the “Commitment”). The Company is obligated to make an initial advance of up to $1,500,000 within ten (10) Business Days following the Effective Date (subject to satisfaction of conditions precedent), to be used for general working capital purposes consistent with the Target Company’s ordinary course of business. Subsequent advances of the remaining up to $3,500,000 may be made in one or more tranches upon mutual written agreement of the parties, solely for working capital or the establishment and operation of a new facility outside Israel, with each tranche subject to the Company’s reasonable approval and minimum amounts (generally not less than $250,000 unless otherwise agreed). Proceeds of subsequent advances are to be used exclusively to operate, develop, certify, market, and commercialize the Target Company’s technologies and products in global markets, including the United States. This Loan Agreement expands upon the Company’s prior financial support to the Target Company including previous advances.

The advances were made pursuant to a promissory note with a 24-month maturity, bearing no interest unless an event of default occurs (then at 5% per annum or the lower legal maximum), prepayable without penalty, and not contingent on any acquisition or strategic transaction.

Any loan pursuant to the Loan Agreement will bear simple interest at 12% per annum (or such lower rate as mutually agreed in writing, but not exceeding prevailing market rates for similar loans as determined in good faith by the Company), calculated on a 360-day year basis for actual days elapsed. The loan will mature three (3) years after the Effective Date. The obligations under the Loan Agreement are secured by a first-priority security interest in substantially all assets of the Target Company (including accounts, inventory, equipment, general intangibles, intellectual property, and proceeds thereof). The Loan Agreement is evidenced by a promissory note.

On February 26, 2026, the Company entered into the First Amendment (the “Amendment”) to the Investment and Share Purchase Agreement, dated as of February 20, 2026 (the “SPA”), by and among the Company (“Buyer”), Matania (Mati) Moskovich (the “Seller”), and, solely for purposes of acknowledgment and certain covenants therein, C.M. Composite Materials Ltd., an Israeli limited liability company (the “CM Company”). Capitalized terms used but not defined herein shall have the meanings ascribed to them in the SPA. The Amendment adds a new recital to the SPA emphasizing that the sole purpose of the Company entering into the SPA is to facilitate and enable the establishment of a joint venture in India between the CM Company (and/or FBM) and Belrise Industries Limited (or its affiliate) as contemplated by that certain Memorandum of Understanding dated February 16, 2026 (the “Belrise MOU”), and that the execution and performance of definitive agreements with Belrise Industries Limited (the “Belrise JV Agreements”) is a critical and indispensable component of the overall transaction.

The Amendment provides that the Company’s obligation to consummate the purchase of the Purchased Shares and the other transactions contemplated by the SPA is expressly conditioned upon the satisfaction (or waiver by the Company in its sole and absolute discretion) of the following condition precedent (the “Belrise Condition”): (a) the CM Company and FBM Composite Materials Ltd. shall have duly executed and delivered the Belrise JV Agreements substantially in the form and on the terms contemplated by the Belrise MOU; and (b) the Belrise JV Agreements shall be in full force and effect and shall not have been terminated, amended, or modified in any respect materially adverse to the CM Company or the Company without the prior written consent of the Company.

The Seller acknowledges that the Belrise Condition is material, and failure to satisfy it entitles the Company to terminate the SPA without liability. The Amendment amends and restates Section 2.3 of the SPA to provide that the Closing shall take place remotely no later than June 30, 2026 (or such later date as mutually agreed), provided that in no event shall the Closing occur unless and until the Belrise Condition has been satisfied (or waived by the Company). The Amendment also permits termination by the Company if the Belrise Condition has not been satisfied (or waived by the Company) on or before March 31, 2026 (the “Belrise Long-Stop Date”), provided that the Company may not terminate if it is then in material breach of its obligations under the SPA. Except as expressly amended by the Amendment, the SPA remains in full force and effect.

At March 31, 2026, the transaction was not consummated.

Acquisition of VisionWave IL, Ltd.

On March 18, 2026, the Company acquired 100% of the issued and outstanding shares of VisionWave IL Ltd., an Israeli private shell limited company (“VisionWave Israel”), for nominal consideration.

Further, on March 18, 2026, VisionWave Israel appointed Khdoura Sabbagh as Chief Executive Officer and its sole director and entered into an Employment Agreement with Mr. Sabbagh, pursuant to which Mr. Sabbagh was appointed Chief Executive Officer of VisionWave Israel. Under the Employment Agreement, Mr. Sabbagh will receive an annual base salary of $150,000 and is eligible to receive options to purchase 2,000,000 shares of the Company’s common stock, subject to vesting and the terms of the Company’s equity incentive plan. The agreement contains customary terms regarding duties, confidentiality, intellectual property, and termination.

On March 18, 2026, VisionWave Israel also entered into a Consulting Agreement with CO-Finance Financial and Accounting Consulting Ltd., a company controlled by Oren Attiya, pursuant to which Mr. Attiya will provide financial and accounting services to VisionWave Israel. Under the Consulting Agreement, the consultant will receive monthly compensation of NIS 12,000 plus VAT. The agreement is structured as an independent contractor arrangement and includes customary terms and conditions.

At March 31, 2026, the transaction was not closed and the options were not granted under the employment agreement.

Advance to supplier and customer deposit

In January 2025, the Company entered into a product purchase agreement and paid $98,250 advance payment to the vendor. The product was delivered and tested by the vendor on March 13, 2025 was shipped to the client. The client, pursuant to the December 2024 product purchase agreement made a 50% deposit totaling $108,006 in 2025. The client received the product and live fire tests were performed on September 15, 2025.

During the three months ended March 31, 2026, the client and the Company mutually agreed to terminate the contract. The Company will repay the deposit to the client and the company is expected to receive a refund from the vendor. At March 31, 2026, the termination was not formalized and final negotiations were pending. At March 31, 2026 and September 30, 2025, the advance to the vendor is recorded as advances to suppliers on the accompanying unaudited condensed consolidated balance sheets. At March 31, 2026 and September 30, 2025, the deposit of $108,006 is recorded as customer deposit on the accompanying unaudited condensed consolidated balance sheets.

Ian Share Purchase Agreement

On May 12, 2026, VisionWave Israel Ltd. (“VW Israel”), a wholly owned subsidiary of the Company, entered into a definitive Share Purchase and Shareholders Agreement (the “Agreement”) with Mr. Ian Paklida (the “Seller”), pursuant to which VW Israel agreed to acquire 60% of the issued and outstanding equity interests of VIP Lux Travel Ltd. and PKLST Tourism and Leisure Ltd., both Israeli corporations (collectively, the “Target Companies”).

The Agreement is definitive; however, the transaction has not yet closed.

Under the terms of the Agreement, the consideration for the acquisition of the Target Companies will be the issuance of shares of common stock of the Company, subject to the satisfaction of various conditions precedent and regulatory approvals.

The Agreement contemplates an aggregate transaction value of up to approximately 15 million NIS, payable in the Company shares valued at approximately USD $3 million. The number of shares to be issued will be 513,752 shares of common stock of the Company representing $6.02 cost per share.

The Agreement includes customary representations, warranties, covenants, indemnification provisions, confidentiality obligations, lock-up restrictions, and closing conditions. Closing remains subject to, among other things:

· completion of legal, financial, and operational due diligence;

· receipt of all required corporate and regulatory approvals;

· applicable tax rulings and/or approvals in Israel;

· execution and delivery of final ancillary closing documents; and

·satisfaction or waiver of other customary closing conditions.

Until the closing occurs, there can be no assurance that the acquisition will be consummated on the terms currently contemplated, or at all.

The Company intends to evaluate strategic opportunities relating to the Target Companies’ operations and potential integration into VisionWave’s broader international business activities

Note 19 — Stockholder’s Equity (Deficit)

Preferred Stock— The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and September 30, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 150,000,000 shares of common stock with par value of $0.01 each. As of March 31, 2026 and September 30, 2025, there were 20,347,137 and 14,521,094 shares of Common Stock issued and outstanding, respectively.

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

At the time of the Reverse Acquisition, The Private Placement Warrants became identical to the Public Warrants underlying the Units sold in the Bannix IPO. The Private Placement Warrants were classified as Equity upon close of the Reverse Acquisition. During the three and six months ended March 31, 2026, 46,747 and 542,256 warrants were exercised for $537,591 and $6,235,945, respectively. At March 31, 2026 and September 30, 2025, there were 8,396,069 and 7,304,992 warrants outstanding inclusive of 300,000 pre-funded warrants (See Note 9).

Conversion of public and private rights

On July 14, 2025, at the close of the Reverse Acquisition, 6,900,000 public rights and 406,000 private rights under Bannix were converted for Common shares on a ten-to-one basis.

The following is an analysis of the warrants grant activity:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2025	7,304,992	$11.50	4.79
Granted	300,000	0.01	—
Expired	—	—	—
Exercised	(495,509)	(11.50)	(4.79)
Outstanding at December 31, 2025	7,109,483	11.02	4.56
Granted	1,333,333	9.00	5.00
Expired	—	—	—
Exercised	(46,747)	(11.50)	(4.56)
Outstanding at March 31, 2026	8,396,069	$10.69	4.41

At March 31, 2026 and September 30, 2025, the intrinsic value of the warrants was $1,419,000 and $0, respectively.

The assumptions used in Monte Carlo Simulation model related to the February 26, 2026 1,333,333 warrants issuance are set forth in the table immediately below:

February 26, 2026
Stock Price	$7.96
Exercise Price	$9.00
Volatility	73.0%
Risk free rate of return	3.54%
Term to maturity (years)	5.00
Term to financing (years)	2.50

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

Stock Options

On August 6, 2025 and September 2, 2025, the Company entered into several employment agreements, pursuant to which the Company granted 6,350,000 options to employees with vesting periods of 4 years and exercise price of $7.2 and $9.09, respectively. On January 2, 2026 and March 12, 2026, the Company granted 500,000 options each to two employees with vesting period of 3 years and 4 years and exercise price of $9.26 and $7.47, respectively. For the three and six months ended March 31, 2026 and 2025, total stock-based compensation related to the employments agreements was $1,119,097 and $0, respectively, and $3,128,944 and $0, respectively, and included in general and administrative expense on the accompanying unaudited condensed consolidated statements of operations.

During the three months ended March 31, 2026, 3,600,000 unvested options were forfeited which resulted in stock based compensation reversal of $1,733,920.

On July 16, 2025, the Company entered into a consultant non statutory stock option agreement with a vendor, pursuant to which the vendor was granted 500,000 stock options that vested immediately at an exercise price of $3.27 and total compensation expense of $1,452,240 was recognized during the year ended September 30, 2025.

The assumptions used in the Black-Scholes model are set forth in the table immediately below:

	January 2, 2026 - March 12, 2026	August 6, 2025 - September 2, 2025
Exercise price	$ 9.26 - 7.47	$ 3.27 - 9.09
Risk-free interest rate	3.74 - 3.84%	3.58 -3.91%
Volatility	73.0 - 86.3%	101.4 - 114.4%
Expected life (years)	4 - 4.5	3.19 - 5.00
Dividend yield	0%	0%

The following is an analysis of the stock option grant activity:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2025	—	$—	—
Granted	6,850,000	7.42	5.23
Expired	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2025	6,850,000	7.42	5.23
Granted	1,000,000	8.37	5.00
Expired	—	—	—
Forfeited	(3,600,000)	(8.04)	(4.38)
Outstanding at March 31, 2026	4,250,000	7.75	5.85

At March 31, 2026 and September 30, 2025, the intrinsic value of outstanding options is $735,000 and $14,429,000, respectively. At March 31, 2026 and September 30, 2025, 500,000 options were vested and exercisable, respectively.

The Company will recognize the remaining total stock-based compensation of $16,219,448 in future periods as follows:

Year	Amount
2026	$2,450,154
2027	4,900,308
2028	4,900,308
2029	3,703,652
2030	265,026
Total	$16,219,448

Restricted stock units (“RSUs”)

On August 1, 2025, the Company entered into agreements with three independent directors, pursuant to which each independent directors will be granted $60,000 of restricted stock units annually. On January 30, 2026, the Company issued an additional 14,961 RSUs to independent directors. The restricted stock units will vest after 1 year of service. For the three and six months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense related to the RSUs of $143,221 and $0, respectively, and $188,221 and $0 in the six months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and September 30, 2025, unearned compensation is $146,840 and $150,000, respectively and will be recognized in the future.

The following table summarizes RSU issuance and related stock-based expense,

Quarter ended	RSU issued	Value of RSUs issued	Stock based compensation
September 30, 2025	15,735	$180,000	$30,000
December 31, 2025	—	—	45,000
March 31, 2026	14,961	295,000	143,221
	30,696	$475,000	$218,221

Issuance of shares to former directors

On August 9, 2025, the Company entered into compensation agreements with three former directors, pursuant to which each director will receive $120,000 payable in cash or shares. Two directors elected to receive a total of $125,000 in shares and on September 10, 2025, total shares of 10,927 were issued and stock-based compensation of $125,000 related the compensation agreements with two former directors was included in general and administrative expense on the consolidated statements of operations during the year ended September 30, 2025. There was no issuance of shares for the three and six months ended March 31, 2026.

Other share issuances

As outlined in Note 14, the Company issued 200,000 shares of Common stock at a fair value of $470,000 pursuant to the SEPA during the year ended September 30, 2025. There were no issuance of shares under this agreement for the three and six months ended March 31, 2026.

At the close of the Reverse Acquisition, Bannix owed a vendor 22,500 shares pursuant to an agreement for the provision of services. On July 25, 2025, the Company issued the Common Shares to the vendor to satisfy the outstanding obligation.

As stated in Note 8, the Company issued 1,500,000 Common Shares pursuant to the asset acquisition.

On January 28, 2026, the Company issued 8,532 shares to the vendor in satisfaction of the terms under the $75,000 RSUs issuable under the consulting arrangement (See Note 19).

Stock-based compensation liability

In November 2025, the Company entered into an advisory services agreement with an independent member of the board of directors. As compensation for the services of the board member, a compensation of $30,000 monthly payable in cash and $5,000 monthly payable in shares. At March 31, 2026 and September 30, 2025, the $25,000 and $0 payable in shares was not issued to the director and is included in stock-based compensation liability on the accompanying unaudited condensed consolidated balance sheets.

On October 9, 2025, the Company entered into a consulting arrangement with a vendor, pursuant to which $75,000 of RSUs will be issued within 5 days of the execution date and the contract then 6 months later. The Company issued 8,352 shares to the vendor during the three months ended March 31, 2025. There were no shares payable and unissued at March 31, 2026 and September 30, 2025.

As stated in Note 16, pursuant to the PVML Agreement, the payment contains an equity component valued at $350,000, to be settled through the issuance of 35,000 shares of the Company’s common stock valued at $10.00 per share. At March 31, 2026, did not issue these shares and the $350,000 payable in shares is included in stock-based compensation liability on the accompanying unaudited condensed consolidated balance sheets. There were no shares payable and unissued at September 30, 2025.

Note 20 — Gain on Sale of Marketable Securities

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

As a result of this non-cash exchange, the Company recognized a loss on sale of the 9,735,888 shares of AVAI of approximately $9,455 during the year ended September 30, 2025. The total gain on sale of AVAI shares of $104,656 is recorded in the recorded as gain on sale of marketable securities on the unaudited condensed consolidated statements of operations during the year ended September 30, 2025. At March 31, 2026 and September 30, 2025, the total par value of TFML shares of $281 is recorded as investment in marketable securities available for share on the unaudited condensed consolidated balance sheets.

Note 21 — Income Tax

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception. At the close of the Reverse Acquisition, the Company assumed $959,639 of income tax expenses inclusive of interest and penalties. For the three and six months ended March 31, 2026, the Company incurred an additional $24,461 and $49,228, respectively, in interest and penalties for its failure to file and pay its taxes. At March 31, 2026 and September 30, 2025, the total liability of $1,043,932 and $994,704, respectively, is included on the unaudited condensed consolidated balance sheets.

Note 22 — Segment Information

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
General and administrative	$2,922,318	$131,463	$7,602,857	$275,231
Research and development	271,534	—	586,609	—
Sales and marketing	2,159,439	11,490	3,612,611	71,445
Depreciation and amortization	5,702,250	—	5,821,145	—
Operating loss	$(11,055,541)	$(142,953)	$(17,623,222)	$(346,676)

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

Note 23—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of the filing of this report. The Company did not identify any subsequent events, other than disclosed in the Notes and discussed below, that would have required adjustment or disclosure in these unaudited condensed consolidated financial statements.

Latin American Government Purchase Order

On April 2, 2026, the Company announced the receipt of a signed purchase order from a Latin American governmental public safety organization. The order provides for the supply of drone-based operational systems and integrated payload technologies, including long-range observation quadrotor platforms, day/night EO/IR imaging payloads, and network-based connectivity modules. The systems are intended to support defense, public safety, and law enforcement missions.

The purchase order contemplates a multi-phase deployment structure, with initial deliveries expected to commence in 2026. The completion of the order and subsequent deployment phases are subject to standard commercial terms and customary conditions, including delivery milestones, quantity confirmations, performance, and acceptance. The Company has noted that there can be no assurance that the full scope of the purchase order will be completed or that all anticipated revenues from the order will be realized.

Asset Purchase Agreement (xClibre Technology)

On April 10, 2026, the Company entered into an Asset Purchase Agreement with Dream America Marketing Services, Ltda. to acquire all right, title, and interest in certain intellectual property assets related to xClibre technology. The acquired assets consist solely of intellectual property and do not constitute a “business” for purposes of Regulation S-X

In consideration for the assigned intellectual property, the Company agreed to provide aggregate consideration consisting of up to 7,000,000 shares of the Company’s common stock and a $6,000,000 promissory note. At the closing of the transaction, the Company issued 3,500,000 shares of common stock and executed the $6,000,000 promissory note.

The issuance of the remaining 3,500,000 contingent shares is subject to obtaining satisfactory proof-of-concept results and Nasdaq Shareholder Approval. The Company has agreed to use commercially reasonable efforts to obtain this proof-of-concept approval no later than nine months following the closing date.

If the proof-of-concept approval is not obtained within this nine-month period, the Company is required to promptly transfer 60% of the equity interests in xClibre Inc. (a wholly-owned subsidiary holding the acquired intellectual property) back to the seller, free and clear of all encumbrances. In such an event, the seller’s security interest in the equity would be released, and the seller would retain full ownership of the initial 3,500,000 closing shares and the promissory note without any obligation to forfeit them. No alternative consideration will be provided in lieu of the unissued contingent shares.

The Agreement contains customary representations, warranties, covenants and indemnification provisions for a transaction of this nature.

On April 10, 2026, the transactions contemplated by the Agreement were completed. The Assigned IP consists of intellectual property rights owned by the Seller relating to the xClibre technology, including patents, patent applications, trademarks, copyrights, trade secrets, know-how, software and other proprietary rights. on April 10, 2026, the Company issued 3,500,000 shares of its common stock to the Seller as partial consideration for the Assigned IP.

Prospectus (S1 Registration Statement)

On April 16, 2026 the Company filed a prospectus (Form S1 registration statement) for 2,715,610 Shares of Common Stock, 2,100,000 Warrant Shares issuable upon exercise of Pre-Funded Warrant and 1,333,333 Warrant Shares issuable upon exercise of a Warrant

This prospectus relates to the disposition from time to time by the selling stockholders named in this prospectus (the “Selling Stockholders”) of the Company of 6,148,943 shares of our common stock, par value $0.01 per share (our “Common Stock”) including 1,500,000 issued or to be issued pursuant to the Exchange Agreement and the Blade Ranger Agreement as described below, (i) 1,215,610 issued or to be issued pursuant to the Exchange Agreement as described below, (ii) 2,100,000 shares of Common Stock issuable upon exercise of Pre-Funded Warrants issued or to be issued pursuant to the Blade Ranger Agreement and (iii) 1,333,333 shares of Common Stock issuable pursuant to a Warrant held by YA II PN Ltd.

Appointment of Independent Director and Compensatory Arrangements

Board Appointment and changes

On April 16, 2026, the Company’s Board of Directors appointed Shayna Quinn to serve as a member of the Board. The Board determined that Ms. Quinn qualifies as an independent director under applicable Nasdaq and SEC rules.

In connection with her appointment, the Company entered into an Independent Director Engagement Agreement with Ms. Quinn. Under the terms of this agreement, she will receive the following compensation:

● Cash Retainer: An annual cash retainer of $36,000, payable quarterly in arrears

● Equity Awards: An annual grant of $60,000 in shares of restricted stock issued under the Company’s 2024 Omnibus

Equity Incentive Plan. These awards are to be granted on or about August 1 of each year and will vest in full following twelve months of continuous service, subject to accelerated vesting in the event of a change in control, death, or disability

● Expenses: Reimbursement for expenses in accordance with standard Company policy.

On May 1, 2026, the Board of Directors (the “Board”) of the Company approved the appointment of Atara Dzikowski as Vice President of Mergers and Acquisitions. In connection therewith, the Company entered into an Employment Agreement dated May 1, 2026 with Ms. Dzikowski (the “Employment Agreement”). In addition, the Company and Ms. Dzikowski, a current member of the Board, entered into a Proprietary & Confidential Information, Inventions Assignment, Non-Solicitation and Non-Competition Agreement (the “Restrictive Covenant Agreement”) and the Mutual Agreement to Arbitrate (the “Arbitration Agreement”).

Material terms of the Employment Agreement include an initial term of three years commencing on April 1, 2026, with automatic one-year renewals absent thirty days’ prior written notice of non-renewal by either party and an annual base salary of $240,000. On the effective date, subject to prior approval by the Board or the Compensation Committee and the terms of the Company’s 2025 Omnibus Equity Incentive Plan (or any successor plan), an award of 500,000 shares of common stock or restricted stock units, of which 150,000 shares vest immediately upon the grant date. The remaining 350,000 shares shall vest upon the earlier of: (i) time-based vesting of 100,000 shares on each of the first three (3) anniversaries of the effective date and the final 50,000 shares on the three and one-half (3.5) year anniversary of the effective Date, or (ii) performance-based vesting tied to consolidated revenue milestones of the Company and its subsidiaries (as determined in accordance with U.S. generally accepted accounting principles (“GAAP”) and reported in the Company’s periodic reports filed with the Securities and Exchange Commission): 100,000 shares upon achievement of $5,000,000 in cumulative Revenue; an additional 100,000 shares upon achievement of $10,000,000 cumulative Revenue; an additional 100,000 shares upon achievement of $15,000,000 cumulative Revenue; and the final 50,000 shares upon achievement of $17,500,000 cumulative Revenue. “Revenue” means the Company’s consolidated total revenue. Achievement of milestones shall be certified by the Board of Directors or Compensation Committee in its reasonable discretion.

Further, Ms. Dzikowski will be eligible to participate in the Company’s standard employee benefit plans made available to similarly situated executives, including medical, dental and vision insurance, short- and long-term disability benefits, life insurance and retirement plan participation, subject to the terms of such plans as they may be amended from time to time. Upon termination for death, disability, for cause, resignation without good reason, or expiration of the term, Ms. Dzikowski will be entitled to only accrued but unpaid base salary and, to the extent required by law, accrued unused paid time off. Upon termination without cause or for good reason, the accrued benefits plus a severance payment equal to the then-current base salary, payable within six months of termination, conditioned upon execution of a general release of claims in a form provided by the Company and continued compliance with post-termination obligations. Customary provisions requiring full-time devotion of efforts, exclusive employment, and compliance with Company rules and policies.

Jez Williman executive terms change

On May 8, 2026, the Company entered into Amendment No. 1 (the “Amendment”) to the Employment Agreement dated September 2, 2025 (the “Original Agreement”) with Jez Williman (“Executive”), who serves as the Company’s Managing Director, UK and European Operations.

Pursuant to the Amendment: (i) Executive’s title was updated to Managing Director, UK and European Operations, effective as of the date of the Amendment; (ii) Executive’s annual base salary was increased to $200,000, effective as of May 1, 2026 and shall be increased to an annual rate of the lesser of $300,000 or fair market rate once the Company has achieved $10,000,000 in revenue during any ninety (90) day period; and (iii) in addition to the 250,000 options previously granted under the Original Agreement, the Company agreed to grant Executive additional performance-based stock options under the Company’s 2025 Omnibus Equity Incentive Plan (subject to the terms of the Plan, an option agreement, and Executive’s continued service), consisting of (a) 50,000 options upon issuance of the valid payable commercial invoice(s) for the second UGV sold, and (b) 100,000 options upon issuance of valid payable commercial invoices cumulatively totaling $1 million. Such additional options will be granted at an exercise price equal to the fair market value of the Company’s common stock on the applicable grant date (determined in accordance with the Plan) and will vest upon achievement of the respective milestone or as otherwise determined by the Board of Directors.

Changes to Board Committee Memberships

On April 22, 2026, the Board accepted the resignation of Atara Dzikowski from the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee, effective upon the commencement of her employment as Vice President of Mergers and Acquisitions. Ms. Dzikowski will continue to serve as a non-independent member of the Board of Directors. Concurrently, the Board appointed Daniel Ollech as a member of the Audit Committee, Mansour Khatib as a member of the Compensation Committee, and Judit Nagypal as a member and Chair of the Nominating and Governance Committee, with such appointments effective immediately upon Ms. Dzikowski’s resignation from the respective committees. The Board confirmed that the committees, as reconstituted, continue to satisfy all applicable Nasdaq independence and composition requirements.

There are no family relationships among the individuals referenced above that require disclosure under Item 404(a) of Regulation S-K. There were no disagreements between the Company and Ms. Dzikowski regarding her transition or resignation from the committee positions.

Patent Filling

On April 23, 2026, the Company issued a Corporate Update press release which included announcing the filing of a non-provisional U.S. patent application titled “AI-Assisted Multi-Modal RF Fire Control System for All-Domain Target Engagement” (Serial No. 19/652,090, filed April 20, 2026), claiming priority to provisional application Serial No. 63/892,721 (prior provisional was filed October 3, 2025).

Potential Listing In Germany

During May 2026, the Company commenced the process of seeking registration of its common stock for trading on the Frankfurt Stock Exchange in Germany and, in connection therewith, obtained a Legal Entity Identifier (“LEI”) from WM Datenservice for international securities settlement and regulatory purposes.

In connection with the contemplated Frankfurt listing and expansion of investor awareness activities in Europe, particularly within Germany, Switzerland, and Austria, the Company entered into (i) an Investor Awareness Advisory Agreement and (ii) an Investor Awareness Services Agreement with CapitaLink Ltd, an Israeli-based investor awareness and communications advisory firm.

Under the advisory agreement, the Company agreed to issue 55,000 restricted shares of common stock pursuant to the Company’s 2024 Omnibus Equity Incentive Plan in consideration for advisory and investor awareness services related to the European market and Frankfurt listing process. The shares are subject to a 180-day lock-up and Rule 144 resale restrictions.

Under the services agreement, CapitaLink agreed to assist the Company with investor awareness outreach, European media distribution, informational campaign management, and administrative support relating to the Frankfurt Stock Exchange listing process, including support associated with exchange-related requirements and fees.

The Company’s Board of Directors approved the engagements and determined that the agreements were intended solely for investor awareness, educational outreach, and public communications purposes and did not constitute broker-dealer, placement agent, or investment advisory activities.

Ian Share Purchase Agreement

On May 12, 2026, VisionWave Israel Ltd. (“VW Israel”), a wholly owned subsidiary of the Company, entered into a definitive Share Purchase and Shareholders Agreement (the “Agreement”) with Mr. Ian Paklida (the “Seller”), pursuant to which VW Israel agreed to acquire 60% of the issued and outstanding equity interests of VIP Lux Travel Ltd. and PKLST Tourism and Leisure Ltd., both Israeli corporations (collectively, the “Target Companies”).

The Agreement is definitive; however, the transaction has not yet closed.

Under the terms of the Agreement, the consideration for the acquisition of the Target Companies will be the issuance of shares of common stock of the Company, subject to the satisfaction of various conditions precedent and regulatory approvals.

The Agreement contemplates an aggregate transaction value of up to approximately 15 million NIS, payable in the Company shares valued at approximately USD $3 million. The number of shares to be issued will be 513,752 shares of common stock of the Company representing $6.02 cost per share.

The Agreement includes customary representations, warranties, covenants, indemnification provisions, confidentiality obligations, lock-up restrictions, and closing conditions. Closing remains subject to, among other things:

· completion of legal, financial, and operational due diligence;

· receipt of all required corporate and regulatory approvals;

· applicable tax rulings and/or approvals in Israel;

· execution and delivery of final ancillary closing documents; and

·satisfaction or waiver of other customary closing conditions.

Until the closing occurs, there can be no assurance that the acquisition will be consummated on the terms currently contemplated, or at all.

The Company intends to evaluate strategic opportunities relating to the Target Companies’ operations and potential integration into VisionWave’s broader international business activities.

Other share issuances

Subsequent to March 31, 2026 and to the date of this report on Form 10-Q, total of 1,010,000 shares were issued to YA II PN pursuant to the SEPA.

On May 18, 2026, the Company issued 475,590 shares to T3 defense Inc. pursuant to a share exchange and swap agreement dated May 17, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended March 31, 2026 and 2025, and our audited financial statements as of the year ended September 30, 2025, included in Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 31, 2025.

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

Overview

VisionWave through its wholly owned subsidiaries VisionWave Technologies Inc., a Nevada corporation (“VisionWave Technologies”), and Solar Drone, Ltd., an Israeli corporation (“Solar Drone”), is at the forefront of developing advanced capabilities for defense and commercial applications by integrating artificial intelligence (AI), computational acceleration, and autonomous solutions across unmanned vehicles for air, ground, and sea domains. Our core technologies—including high-resolution radars, advanced vision systems, proprietary VisionRF™ radio frequency (RF) sensing platforms, qSpeed™ computational acceleration, and the Stratum™ AI platform for autonomy and mission control—will enhance operational efficiency, precision, and real-time decision-making for military, homeland security, and dual-use commercial applications worldwide.

From tactical ground vehicles and unmanned systems to precision weapon control and multi-domain sensing solutions, we intend to develop reliable, high-performance technologies that will operate effectively in contested and challenging environments. Headquartered in the United States with research and development activities supporting our platform, we intend to position ourselves to serve global defense and infrastructure markets.

Since the formation of VisionWave Technologies in March 2024 and our subsequent public listing via business combination, we have pursued aggressive commercialization of our proprietary and acquired technologies, with a primary focus on defense, surveillance, homeland security, and scalable commercial applications (including solar infrastructure automation). We maintain a growing portfolio of patented and patent-pending solutions.

To accelerate this strategy, we have executed multiple strategic acquisitions, asset purchases, joint ventures, and equity exchanges since late 2025, including the QuantumSpeed intellectual property assets (computational acceleration technology); a staged strategic equity exchange with SaverOne 2014 Ltd. (Stage 1 completed March 2026), establishing SaverOne as the core operating platform for our RF-based defense and security technologies; the acquisition of an IP asset from Blade Ranger, vested under a Company name Solar Drone Ltd (drone technologies); a 51% controlling stake (not closed yet) in C.M. Composite Materials Ltd., an Israeli aerospace-certified composite manufacturer supplying structural components for advanced defense systems (subject to the JV Condition in India and other closing conditions, with targeted closing by June 30, 2026); the Solar Drone subsidiary’s acquisition of a 51% interest in Junko Solar Ltd. (solar panel maintenance and cleaning services); the xClibre intellectual property a video intelligence IP assets, and entry into a Letter of Engagement with the National Oil Company of Liberia for offshore petroleum blocks (subject to regulatory and legislative approvals).

These transactions will expand our technology portfolio, manufacturing capabilities, and market reach while integrating complementary RF sensing, composite materials, autonomous platforms, and infrastructure solutions. Integration of these acquired assets is ongoing and subject to the risks and challenges described elsewhere in this report.

Our business model emphasizes innovation, strategic partnerships, manufacturing excellence, and licensing. We intend to license proprietary technologies (including VisionRF™, qSpeed™,) to defense contractors, government agencies, and industry partners for seamless integration into their systems. We will also sell finished products—such as unmanned aerial/ground vehicles, advanced radar and RF platforms, tactical mobility systems, and solar drone solutions—directly to defense, homeland security, and industrial customers. Strategic alliances and joint ventures will support co-development of customized solutions and expansion into global markets.

We have developed product lines that have reached the prototype or advanced development stage across autonomous platforms, sensing systems, and tactical solutions. Several of these have achieved technology readiness levels validated through simulated testing, demonstrations, and trials with targeted clients and defense contractors. “Ready for deployment” means we possess the technological capability to manufacture and deliver customized solutions upon receipt of customer orders; it does not imply existing inventory. Client-specific adaptations (e.g., payload configurations, platform integrations) will be addressed through Non-Refundable Engineering (NRE) efforts following orders. No development costs have been accrued in advance of pilot orders or production commencement.

We intend to transition these products into full-scale manufacturing once customer requirements are fully addressed, final validations are completed, and operational readiness is confirmed. Transition to manufacturing will remain subject to successful final validations, customer requirements, operational readiness confirmation, and—critically—securing sufficient financing and large-scale purchase orders, of which there can be no assurance.

To support our growth initiatives, commercialization efforts, and integration of recent acquisitions, we have entered into updated financing arrangements with YA II PN, Ltd. (“YA II”). These include a Standby Equity Purchase Agreement (SEPA) providing up to $50 million in equity financing (amended January 19, 2026, including modifications to amortization and registration-related events) and a $20 million senior secured loan closed and funded in late February 2026 (12-month maturity, 15% original issue discount, 0% interest absent default, monthly amortization commencing 60 days after issuance, optional redemption rights, and accompanying warrants). These facilities, together with prior convertible note advances, provide critical near-term liquidity while we pursue customer contracts, milestone achievements under our strategic transactions, and additional capital as needed.

This multi-faceted approach—combining internal development, strategic M&A, partnerships, and targeted financing—reflects our commitment to balancing near-term commercialization opportunities with sustained innovation. We intend to deliver mission-critical solutions that will address evolving defense and infrastructure demands while prudently managing the execution risks inherent in our rapid growth strategy.

Recent Developments

Amended and Restated Bylaws

On December 8, 2025, the Board unanimously approved and adopted Amended and Restated By-Laws of the Company (the “Amended and Restated By-Laws”), effective immediately. The only substantive change effected by the Amended and Restated By-Laws is to reduce the quorum required for the transaction of business at stockholder meetings from a majority to 33.3% of the shares entitled to vote at such meetings, as permitted under the Delaware General Corporation Law.

Business Development Committee

On December 8, 2025, the Board established a Business Development Committee of the Board and adopted a written charter for the committee. The Business Development Committee is tasked with assisting the Board in identifying, evaluating, and developing strategic business development opportunities, including mergers, acquisitions, joint ventures, strategic partnerships, licensing arrangements, and other growth initiatives. The Board appointed Judit Nagypal and Ms. Dzikowski, each independent directors of the Company, as the initial members and Ms. Dzikowski shall serve as the Chairperson of the Business Development Committee. VisionWave has business development personnel located in the U.S., the UK, France and Israel.

QuantumSpeed IP Asset Acquisition

On January 5, 2026, the Company entered into an Asset Purchase Agreement (the “Adrian Asset Purchase Agreement”) with Adrian Holdings S.R.L., a Costa Rican company (“Adrian”). Pursuant to the Adrian Asset Purchase Agreement, the Company agreed to acquire from Adrian, and Adrian agreed to sell, transfer, convey and assign to the Company, all right, title and interest in and to certain intellectual property assets related to the technology known as QuantumSpeed (the “Assigned IP”), as more fully described in the Adrian Asset Purchase Agreement.

In consideration for the Assigned IP, the Company agreed to pay Adrian aggregate consideration consisting of (i) 10,000,000 shares of the Company’s Common Stock (the “Purchase Shares”), and (ii) a promissory note in the principal amount of $10,000,000 (the “Adrian Note”). At closing which occurred on January 5, 2026, the Company issued and delivered to Adrian 3,000,000 Purchase Shares (the “Closing Shares”) and executed and delivered the Adrian Note.

The issuance of the remaining 7,000,000 shares of the Company’s Common Stock (the “Contingent Shares”) is subject to approval by the Company’s shareholders as required under applicable Nasdaq listing rules. The Company has agreed to use its commercially reasonable efforts to obtain such shareholder approval (the “Shareholder Approval”) as soon as practicable following the Closing, including by including a proposal for such approval in its next annual or special meeting of shareholders (but excluding any special meeting to be held on or about February 2026), and in no event later than nine (9) months after the Closing Date. If Shareholder Approval is not obtained within nine (9) months after the Closing Date, then (i) the Company shall promptly cause sixty percent (60%) of the equity interests in QuantumSpeed Inc., a wholly-owned subsidiary of the Company to which the acquired intellectual property assets will have been assigned, to be transferred to Adrian (or its designee) free and clear of all encumbrances (other than restrictions under applicable securities laws), (ii) Adrian’s security interest in such equity interests shall be automatically released, and (iii) Adrian shall retain full ownership of the 3,000,000 shares of common stock previously issued at Closing and the Adrian Note, without any obligation to return, cancel, or forfeit the same. For the avoidance of doubt, in such event, no alternative consideration will be provided in lieu of the Contingent Shares.

Employment Agreement – Erik Klinger, Chief Financial Officer

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

On January 2, 2026, in connection with the Klinger Agreement, the Company granted Mr. Klinger a nonstatutory stock option (the “Klinger Option”) to purchase 500,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on December 31, 2025, pursuant to the Company’s proposed 2025 Omnibus Equity Incentive Plan (the “Plan”). The Klinger Option is subject to twelve equal quarterly vesting installments over four years, commencing on the date of shareholder approval of the Plan (the “Approval Date”), and is otherwise subject to the terms and conditions of the Plan and the Employee Nonstatutory Stock Option Agreement entered into between the Company and Mr. Klinger. The grant of the Klinger Option is expressly contingent upon shareholder approval of the Plan; if the Plan is not approved by shareholders, the Klinger Option will be null and void.

The Klinger Agreement also includes provisions regarding termination of employment (including by death, disability, for Cause, without Cause, for Good Reason, or without Good Reason), severance payments in certain circumstances (including a one-time payment equal to $120,000 upon certain terminations, subject to execution of a general release), and acceleration of equity awards upon a Change in Control (as defined in the Klinger Agreement).

There are no arrangements or understandings between Mr. Klinger and any other person pursuant to which he was selected to continue as Chief Financial Officer. There are no family relationships between Mr. Klinger and any director or executive officer of the Company, and there are no transactions between Mr. Klinger and the Company that are reportable pursuant to Item 404(a) of Regulation S-K.

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

Intellectual property developed by the JV LLC (“Foreground IP”) will be owned by the JV LLC. Each party retains ownership of its independently developed intellectual property. License rights terminate upon termination of the Agreement, subject to limited survival for existing customer obligations. The Agreement has an initial term of seven years and includes customary termination rights, including termination if required regulatory approvals (such as CFIUS or export control approvals) are denied. If no Designated Project generates revenue within twelve months following formation of the JV LLC, the Agreement may be terminated and contributed consideration returned, subject to board-level fiduciary determinations. In February 2025, TOKENIZE and GBT funded the JV LLC with 2,917,602 shares of Common Stock.

 SaverOne Transaction

On January 26, 2026, VisionWave entered the Exchange Agreement with SaverOne. The Exchange Agreement provides for a three-stage equity exchange and strategic collaboration providing for VisionWave to acquire up to approximately 51% of SaverOne’s issued and outstanding ordinary shares on a fully diluted basis, subject to milestone achievement and applicable regulatory approvals. In exchange, the Exchange Agreement provides SaverOne with the ability to acquire VisionWave common stock with an aggregate economic value of up to $7.0 million, subject to staged issuance, price-based adjustments, and compliance with Nasdaq listing rules. The number of VisionWave shares of common stock issued in each stage is determined based on a five-day VWAP immediately preceding the applicable closing. The transaction establishes SaverOne as the core operating platform for VisionWave’s radio-frequency (RF) defense and security technologies, supported by a non-exclusive, worldwide license to certain VisionWave RF intellectual property for defense and security applications. Below is a summary of the three-stage equity exchange:

●	Stage 1 - SaverOne issues VisionWave ordinary shares representing 19.99% of SaverOne’s outstanding share capital (fully diluted), in exchange for VisionWave common stock valued at approximately $2.74 million. On March 5, 2026, VisionWave completed the Stage 1 Closing pursuant to the Exchange Agreement. At the Stage 1 Closing, VisionWave issued the Stage 1 VisionWave Shares to SaverOne, having an aggregate value of approximately $2.7 million, calculated based on the VWAV Average Price (as defined in the Exchange Agreement) of $7.5031 per share. In exchange, SaverOne issued to the Company148,584 restricted ADSs (representing 6,418,828,800 restricted ordinary shares) representing 19.99% of SaverOne’s issued and outstanding share capital as of the effective date of the Exchange Agreement (calculated on a fully diluted basis, excluding any dilutive effects from future issuances unrelated to the Exchange Agreement). In addition, the Company will issue the corresponding shares issuable to management at the Stage 1 Closing pursuant to Schedule 1.7 of the Exchange Agreement, including the applicable portion of the $3 million pool (39.1877%).

●	Stage 2 - Upon achievement of the first operational integration milestone, SaverOne issues VisionWave ordinary shares representing 19.99% of SaverOne’s outstanding share capital (fully diluted), in exchange for VisionWave Common Stock valued at approximately $2.74 million.

●	Stage 3 - Upon achievement of a commercial or defense pilot milestone, SaverOne issues VisionWave ordinary shares representing 11.02% of SaverOne’s outstanding share capital (fully diluted) resulting in VisionWave owning approximately 51% of SaverOne in exchange for VisionWave Common Stock valued at approximately $1.51 million.

 Blade Ranger Transaction

On December 3, 2025, VisionWave entered into the Blade Ranger Agreement) with Seller, and, solely for purposes of acknowledgment and certain covenants therein, the Target Company, which was amended on December 15, 2025. Pursuant to the Blade Ranger Agreement, VisionWave acquired all of the issued and outstanding shares of the Target Company (the “Acquisition”) from the Seller in consideration for the issuance by VisionWave to the Seller (or its designee(s)) of the Buyer Shares and the Initial PFWs. Further, if the VWAP of VisionWave’s Common Stock for the five Trading Day period immediately preceding the date of effectiveness of the registration statement registering the resale of the Buyer Shares and Warrant Shares is less than $12.00 per share then VisionWave shall issue Blade Ranger such number of Additional PFWs equal the difference between (x) $21,600,000 divided by such average daily VWAP and (y) 1,800,000, to be issued within two Business Days following the effectiveness of such registration statement.

The Pre-Funded Warrants are exercisable immediately upon issuance at a nominal exercise price of $0.01 per share (with the aggregate exercise price, except for such nominal amount, pre-funded to VisionWave) and will remain exercisable until exercised in full, subject to customary adjustments, beneficial ownership limitations (9.99%), and an exchange cap of 19.99% of VisionWave’s outstanding common stock prior to the initial exercise date unless shareholder approval is obtained pursuant to Nasdaq Listing Rule 5635. The Warrant Shares issuable upon exercise of the Pre-Funded Warrants are subject to the registration rights set forth in the Agreement.

Bitcoin mining acceleration and orchestration platform

On February 17, 2026, the Company entered into a Statement of Work (the “SOW”) with a third-party vendor for the development, validation, and deployment of a custom qSpeed-Mine™ Bitcoin mining acceleration and orchestration platform. The SOW has a total contract value of $10.0 million and represents a commitment for custom software and systems development to enhance the Company’s Bitcoin mining operations. The SOW provides for the design, validation, and deployment of a production-grade software acceleration layer, fleet orchestration/control plane, observability tools, security hardening, and deployment engineering optimized for Bitcoin (SHA-256d) mining across up to approximately 1,000 nodes/machines. The engagement is structured with objective technical milestones and acceptance criteria, and payments are contingent upon successful delivery and acceptance of each milestone. The expected program duration is approximately 32 weeks.

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

If milestone execution proceeds as planned, the SOW is structured to generate not less than the full $10.0 million in revenue during calendar year 2026, subject to milestone completion and acceptance of which there is no guarantee. Revenue is expected to be recognized in accordance with applicable accounting standards based on milestone achievement and acceptance. All deliverables under the SOW are owned by the Company, reinforcing the Company’s proprietary rights in the QuantumSpeed™ platform. The SOW does not obligate the counterparty to continue beyond accepted milestones and does not include minimum purchase or volume commitments beyond the defined milestone structure

C.M. Composite Materials Ltd. Transaction

On February 20, 2026 (the “Effective Date”), the Company, entered into two related definitive agreements in connection with a strategic investment and acquisition transaction involving C.M. Composite Materials Ltd., an Israeli corporation with registration number 513931980 (the “C.M. Composite”): (i) an Investment and Share Purchase Agreement (the “Share Purchase Agreement”), dated as of February 20, 2026, by and among the Company (as Buyer), Matania (Mati) Moskovich (as Seller)(“Moskovich”), and the C.M. Composite (solely for purposes of acknowledgment and certain covenants); and (ii) a Loan Agreement (the “Loan Agreement”), dated as of February 20, 2026, by and between the Company (as Lender) and the C.M. Composite (as Borrower).

Pursuant to the Share Purchase Agreement, the Company agreed to acquire from the Seller 10.2 ordinary shares of the C.M. Composite (the “Purchased Shares”), representing 51% of the issued and outstanding ordinary shares of the C.M. Composite (which has 20 outstanding ordinary shares out of 30,000 authorized ordinary shares, par value 0.1 NIS per share). In consideration therefor, the Company agreed to issue to Moskovich 250,000 shares of the Company’s Common stock (the “Buyer Shares”), valued at $2,500,000 based on the parties’ agreement.

The Loan Agreement provides for a secured loan facility in an aggregate principal amount of up to $5,000,000 (the “Commitment”). The Company is obligated to make an initial advance of up to $1,500,000 within ten (10) Business Days following the Effective Date (subject to satisfaction of conditions precedent), to be used for general working capital purposes consistent with the C.M. Composite’s ordinary course of business. Subsequent advances of the remaining up to $3,500,000 may be made in one or more tranches upon mutual written agreement of the parties, solely for working capital or the establishment and operation of a new facility outside Israel, with each tranche subject to the Company’s reasonable approval and minimum amounts (generally not less than $250,000 unless otherwise agreed). Proceeds of subsequent advances are to be used exclusively to operate, develop, certify, market, and commercialize the C.M. Composite’s technologies and products in global markets, including the United States. The Company advanced $500,000 to C.M. Composite on February 5, 2026, the Company advanced $200,000 to C.M. Composite on January 22, 2026 and the Company advanced $398,345 to C.M. Composite on December 26, 2025. The advances were made pursuant to a promissory note with a 24-month maturity, bearing no interest unless an event of default occurs (then at 5% per annum or the lower legal maximum), prepayable without penalty, and not contingent on any acquisition or strategic transaction.

Any loan pursuant to the Loan Agreement will bear simple interest at 12% per annum (or such lower rate as mutually agreed in writing, but not exceeding prevailing market rates for similar loans as determined in good faith by the Company), calculated on a 360-day year basis for actual days elapsed. The loan will mature three (3) years after the Effective Date. The obligations under the Loan Agreement are secured by a first-priority security interest in substantially all assets of the C.M. Composite (including accounts, inventory, equipment, general intangibles, intellectual property, and proceeds thereof).

On March 11, 2026, the Company entered into a Side Letter (the “Side Letter”) with C.M. Composite, Giza Zinger Even Mezzanine, Limited Partnership (“Giza”), and Moskovich. The Side Letter supplements and addresses certain obligations under the Share Purchase Agreement and the Loan Agreement with C.M. Composite and Moskovich, as well as the settlement agreement dated February 5, 2026, between Giza, Mati, and C.M. Composite (the “Giza Settlement Agreement”).

Pursuant to the Side Letter, among other things:

●	the Company acknowledges the terms of the Giza Settlement Agreement and agrees that C.M. Composite’s performance thereunder (including payments, reporting, and security perfection) does not constitute a breach or default under the Share Purchase Agreement, Loan Agreement, Note, or related agreements.

●	the Company consents to all payments by C.M. Composite (or its affiliates) to Giza under the Giza Settlement Agreement, including an immediate payment already made by the Company directly to Giza and ongoing periodic payments, and agrees not to interfere with such payments.

●	until full satisfaction of such obligations, neither C.M. Composite nor the Company shall take actions resulting in dilution of C.M. Composite’s shareholders, including issuances of equity, options, warrants, or convertible securities; the Company further agrees not to exercise conversion rights under the Note without Giza’s prior written consent.

●	the Company irrevocably commits to provide aggregate funding of at least $5,000,000 to C.M. Composite, allocated as $1,500,000 for working capital and $3,500,000 for establishing and operating a new facility outside Israel.

●	C.M. Composite’s activities outside Israel (including those funded by the committed amount) must be conducted directly by C.M. Composite, not through subsidiaries or other entities, unless pledged to Giza.

●	Neither the Company nor C.M. Composite shall structure transactions to circumvent the Giza Settlement Agreement’s restrictions or payment priorities.

●	Moskovich shall appoint an Israeli trustee (subject to Giza’s approval) for certain shares of C.M. Composite.

On February 26, 2026, the Company entered into the First Amendment (the “Amendment”) to that certain Share Purchase Agreement by and among the Company, Moskovich, and, solely for purposes of acknowledgment and certain covenants therein, C.M. Composite.

The Amendment adds a new recital to the Share Purchase Agreement emphasizing that the sole purpose of the Company entering into the SPA is to facilitate and enable the establishment of a joint venture in India between C.M. Composite (and/or FBM) and Belrise Industries Limited (or its affiliate) as contemplated by that certain Memorandum of Understanding dated February 16, 2026 (the “Belrise MOU”), and that the execution and performance of definitive agreements with Belrise Industries Limited (the “Belrise JV Agreements”) is a critical and indispensable component of the overall transaction.

The Amendment provides that the Company’s obligation to consummate the purchase of the Purchased Shares and the other transactions contemplated by the SPA is expressly conditioned upon the satisfaction (or waiver by the Company in its sole and absolute discretion) of the following condition precedent (the “Belrise Condition”): (a) C.M. Composite and FBM Composite Materials Ltd. shall have duly executed and delivered the Belrise JV Agreements substantially in the form and on the terms contemplated by the Belrise MOU; and (b) the Belrise JV Agreements shall be in full force and effect and shall not have been terminated, amended, or modified in any respect materially adverse to C.M. Composite or the Company without the prior written consent of the Company. The Seller acknowledges that the Belrise Condition is material, and failure to satisfy it entitles the Company to terminate the SPA without liability.

The Amendment amends and restates Section 2.3 of the Share Purchase Agreement to provide that the Closing shall take place remotely no later than June 30, 2026 (or such later date as mutually agreed), provided that in no event shall the Closing occur unless and until the Belrise Condition has been satisfied (or waived by the Company).

The Amendment also permits termination by the Company if the Belrise Condition has not been satisfied (or waived by the Company) on or before March 31, 2026 (the “Belrise Long-Stop Date”), provided that the Company may not terminate if it is then in material breach of its obligations under the Share Purchase Agreement.

xClibre IP Assets Acquisition

On April 10, 2026, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Dream America Marketing Services, Ltda., a Costa Rican company (the “Seller”). Pursuant to the Agreement, the Company agreed to acquire from the Seller, and the Seller agreed to sell, transfer, convey and assign to the Company, all right, title and interest in and to certain intellectual property assets related to the technology known as xClibre (the “Assigned IP”), as more fully described in the Agreement.

In consideration for the Assigned IP, the Company agreed to pay the Seller aggregate consideration consisting of (i) 7,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Purchase Shares”), and (ii) a promissory note in the principal amount of $6,000,000 (the “Note”).

At closing, the Company has issued and delivered to the Seller 3,500,000 Purchase Shares (the “Closing Shares”) and executed and delivered the Note.

The issuance of the remaining 3,500,000 shares of the Company’s common stock (the “Contingent Shares”) is subject to (i) satisfactory proof-of-concept results and (ii) Nasdaq Shareholder Approval under Nasdaq Listing Rule 5635. The Company has agreed to use its commercially reasonable efforts to obtain such proof-of-concept approval (the “POC Approval”) as soon as practicable following the Closing, and in no event later than nine (9) months after the Closing Date. The Company has also agreed to use reasonable best efforts to obtain Nasdaq Shareholder Approval. If proof-of-concept approval is not obtained within nine (9) months after the Closing Date, then (i) the Company shall promptly cause sixty percent (60%) of the equity interests in xClibre Inc., a wholly-owned subsidiary of the Company to which the acquired intellectual property assets will have been assigned, to be transferred to the Seller (or its designee) free and clear of all encumbrances (other than restrictions under applicable securities laws), (ii) the Seller’s security interest in such equity interests shall be automatically released, and (iii) the Seller shall retain full ownership of the 3,500,000 shares of common stock previously issued at Closing and the Note, without any obligation to return, cancel, or forfeit the same. For the avoidance of doubt, in such event, no alternative consideration will be provided in lieu of the Contingent Shares.

An independent third-party valuation by BDO Consulting Group assessed the xClibre intellectual property at approximately $60 million as of April 10, 2026, based on certain assumptions regarding future development success, market adoption, and discount rates. This valuation is not a guarantee of realizable value and is subject to significant risks, including potential impairment if development milestones are not met. The Company’s Board was provided also with a fairness opinion by BDO Consulting Group for the structure and the value of the transaction. The Company’s Board of Directors reviewed this valuation and determined that the transaction is fair to, and in the best interests of, the Company and its stockholders.

The Agreement contains customary representations, warranties, covenants and indemnification provisions for a transaction of this nature.

The Assigned IP consists of intellectual property rights owned by the Seller relating to the xClibre technology, including patents, patent applications, trademarks, copyrights, trade secrets, know-how, software and other proprietary rights, as set forth in Exhibit A to the Agreement.

 YA II Transactions

On July 25, 2025, we entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“YA II” or “Investor”). Under the SEPA, the Company has the right to sell to YA II up to $50 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA.

Upon the satisfaction of the conditions to YA II’s purchase obligation set forth in the SEPA, including having a registration statement registering the resale of the shares of common stock issuable under the SEPA declared effective by the SEC, the Company will have the right, but not the obligation, from time to time at its discretion until the SEPA is terminated to direct Investor to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to YA II (“Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

The shares of common stock purchased pursuant to an Advance delivered by the Company will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of common stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each Advance Notice below which the Company will not be obligated to make any sales to YA II. “VWAP” is defined as the daily volume weighted average price of the shares of common stock for such trading day on the Nasdaq Stock Market during regular trading hours as reported by Bloomberg L.P.

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

In connection with the SEPA, and subject to the condition set forth therein, YA II has agreed to advance to the Company the Pre-Paid Advance. The first Pre-Paid Advance was disbursed on July 25, 2025 with respect to $3.0 million and the balance of $2.0 million was disbursed on September 11, 2025. The purchase price for the Pre-Paid Advance is 94% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date will be 12-months after the closing of each tranche of the Pre-Paid Advance. Investor may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $10.00 or 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion (the “Conversion Price”); provided, that in no event may the Conversion Price be lower than $1.00 (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes may be declared immediately due and payable, in which case the Company shall pay to YA II the principal and interest due thereunder. In no event shall Investor be allowed to effect a conversion if such conversion, along with all other shares of common stock then beneficially owned by YA II and its affiliates, would exceed 4.99% of the outstanding shares of the then common stock of the Company. If at any time on or after the issuance of the Convertible Notes (i) the Floor Price Event, (ii) the Exchange Cap Event or (iii) a Registration Event occurs, provided, however, that no Registration Event shall be deemed to have occurred prior to the Rule 144 Date, and after the Rule 144 Date, no Registration Event shall be deemed to have occurred so long as the Company remains current on its filings with the SEC and the Investor is able to rely on Rule 144 under the Securities Act of 1933, as amended, to resell shares of common stock issuable under the Convertible Notes, then the Company shall make monthly payments to Investor beginning on the seventh trading day after the Amortization Event and continuing monthly in the amount of $750,000 plus a 5.0% premium and all accrued and unpaid interest. The Exchange Cap Event will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of the Exchange Cap.

The Company will control the timing and amount of any sales of shares of common stock to YA II. Actual sales of shares of common stock to Investor as an Advance under the SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for our business and operations.

The SEPA will automatically terminate on the earliest to occur of (i) the 24-month anniversary of the date of the SEPA or (ii) the date on which Investor shall have made payment of Advances pursuant to the SEPA for shares of common stock equal to $50,000,000. We have the right to terminate the SEPA at no cost or penalty upon five (5) trading days’ prior written notice to Investor, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and the Company has paid all amounts owed to Investor pursuant to the Convertible Notes and the SEPA. The Company and YA II may also agree to terminate the SEPA by mutual written consent. Neither the Company nor YA II may assign or transfer our respective rights and obligations under the SEPA, and no provision of the SEPA may be modified or waived by us or Investor other than by an instrument in writing signed by both parties.

As consideration for YA II’s commitment to purchase the shares of common stock pursuant the SEPA, the Company paid YA II, (i) a structuring fee in the amount of $35,000 and (ii) 200,000 shares of common stock as an equity fee. Further, the Company is required to pay YA II a commitment fee of $500,000 of which $250,000 shall be due and payable on the earlier of the effective date of the initial registration statement, or 60 days following the date of the SEPA, and the remaining $250,000 shall be due and payable on the date that is 90 days following the due date of the initial $250,000 installment, in each case to be paid by the issuance of such number of common shares that is equal to the applicable portion of the commitment fee divided by the average of the daily VWAPs of the common shares during the three trading days immediately prior to the applicable due date.

On February 26, 2026, the Company entered into a Letter Agreement (the “Letter Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with a $20,000,000 senior loan (the “Loan”) on the terms and conditions set forth therein.

The Loan is evidenced by a Promissory Note (the “Note”) in the original principal amount of $20,000,000, bearing 0% interest per annum (increasing to 18% upon an Event of Default as defined therein). The Note was issued at an original issue discount of 15%, resulting in gross proceeds to the Company of $17,000,000 (prior to deduction of a $25,000 structuring and due diligence fee), or $16,975,000 net cash received.

The Note matures 12 months from issuance and requires monthly amortization payments of $2,500,000 of principal (plus a 2% Payment Premium on such principal amount) beginning on the 60th day following issuance and continuing on the same day of each successive month thereafter until maturity (each an “Installment Date”). The Company may satisfy any Installment Amount in cash or, at its election, by delivering an Advance Notice under the Company’s existing Standby Equity Purchase Agreement dated July 25, 2025, as amended (the “SEPA”), subject to a 30-day repayment waterfall in favor of the Investor.

The Company has the right to optionally redeem all or any portion of the outstanding principal at any time at 105% of the principal amount redeemed plus accrued and unpaid interest. Upon an uncured Event of Default, the Investor may convert all or any portion of the outstanding principal, accrued interest, and other amounts due into Common Stock at a conversion price equal to 90% of the lowest daily VWAP during the 10 consecutive Trading Days immediately prior to the conversion date, subject to a 4.99% beneficial ownership blocker, and a floor price.

Concurrently with the issuance of the Note, the Company issued to the Investor a warrant (the “Warrant”) to purchase 1,333,333 shares of Common Stock at an exercise price of $9.00 per share, exercisable for a term of five years from issuance.

The obligations under the Note are guaranteed by each subsidiary of the Company pursuant to a Global Guaranty Agreement.

The Letter Agreement contains customary representations, warranties, covenants (including restrictions on variable rate transactions, additional indebtedness without consent, and use of proceeds), and events of default. The Company is not required to register the shares issuable upon conversion of the Note but has agreed to register the shares issuable upon exercise of the Warrant. The Investor has demand registration rights covering all shares of common stock underlying the Note. Upon written demand, the Company must file a resale registration statement within 45 calendar days, use commercially reasonable efforts to cause it to become effective promptly, and address any Rule 415 limitations through pro-rata reductions and successive filings as necessary. In addition, the Company shall, at its sole cost and expense, file with the SEC on or before the date that is 90 calendar days after the closing date file a registration statement on Form S-1 registering the resale of all of the shares of common stock issuable upon exercise of the Warrant (the “Warrant Registration Statement”). The Company shall use its commercially reasonable efforts to cause the Warrant Registration Statement to be declared effective as soon as practicable after the filing thereof.

Solar Drone

On March 11, 2026, SolarDrone Ltd. (“SolarDrone”), an Israeli subsidiary of VisionWave entered into a Consulting and Share Purchase Agreement (the “Junko Agreement”) with Mr. Amos Cohen, the controlling shareholder of Junko Solar Ltd., an Israeli company engaged in solar panel maintenance and cleaning services. Pursuant to the Junko Agreement, SolarDrone agreed to acquire 51% of the issued and outstanding shares of Junko Solar Ltd. (the “Junko Transaction”). The parties agreed on a pre-money valuation of Junko Solar of $400,000, and SolarDrone agreed to purchase the 51% controlling interest for an aggregate purchase price of $204,000. The purchase price will be paid in three equal installments:

●	$68,000 upon execution of the Agreement

●	$68,000 within 35 days

●	$68,000 within 35 days thereafter

Upon payment of the first installment, the shares representing 51% ownership of Junko Solar Ltd. will be transferred to SolarDrone or its designated affiliate.

Pursuant to the Agreement, Mr. Amos Cohen was appointed Chief Executive Officer and a director of SolarDrone Ltd. Mr. Cohen will provide management and strategic services to SolarDrone pursuant to a consulting arrangement and will receive a consulting fee of 50,000 N.I.S per month plus VAT.

As part of the Transaction, Junko Solar Ltd. will transfer operational activities related to solar panel cleaning and maintenance services, including customer relationships, business opportunities, and related operational assets to SolarDrone. SolarDrone will manage and operate the business going forward. The transaction was not closed until March 31, 2026.

Chief Operating Officer

On March 13, 2026, the Company appointed Eric T. Shuss as Chief Operating Officer, effective March 13, 2026. In connection therewith, the Company entered into an Employment Agreement dated March 13, 2026 with Mr. Shuss (the “Shuss Agreement”). Material terms of the Shuss Agreement include:

●	An initial term of three years, with automatic one-year renewals absent 30 days’ prior written notice by either party.

●	Annual base salary of $120,000, increasing to $240,000 upon the Company achieving $3,000,000 in revenue during any 90-day period.

●	Eligibility for an annual performance bonus targeted at 0.5% of net income as reported in the Company’s SEC filings.

●	Participation in the Company’s standard employee benefit plans.

●	Severance upon a qualifying termination without cause or for good reason: a lump-sum payment equal to the greater of $500,000 or two times the then-current base salary, subject to execution of a general release of claims.

●	Customary restrictive covenants, including confidentiality, invention assignment, non-solicitation, and non-competition obligations.

Concurrently, Mr. Shuss was granted a nonstatutory stock option to purchase 500,000 shares of the Company’s common stock under the Company’s 2025 Omnibus Equity Incentive Plan, with an exercise price equal to the closing price of the common stock on March 12, 2026, vesting in twelve equal quarterly installments commencing June 30, 2026, and expiring five years from the date of grant (subject to earlier termination upon cessation of service).

Mr. Shuss also entered into a Proprietary & Confidential Information, Inventions Assignment, Non-Solicitation and Non-Competition Agreement and a Mutual Agreement to Arbitrate, each dated in connection with his employment.

Change in Role of Douglas Davis

On December 29, 2025, Noam Kenig resigned as Chief Executive Officer and as a member of the Board effective immediately for personal reasons. Mr. Kenig’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On December 29, 2025, the Board appointed Douglas Davis, the Company’s current Executive Chairman, to serve as Interim Chief Executive Officer, effective immediately. On March 13, 2026, the Board appointed Douglas Davis, previously serving as Interim Chief Executive Officer and Executive Chairman, as Chief Executive Officer of the Company, effective March 13, 2026, removing the “Interim” designation from his title. In connection therewith, on March 15, 2026, the Company entered into an amendment (the “Davis Amendment”) to Mr. Davis’s Employment Agreement dated August 6, 2025, which formalizes his Chief Executive Officer title (in addition to his continuing role as Executive Chairman) and provides for an additional milestone-based equity bonus. Material terms of the Davis Amendment include:

●	No changes to Mr. Davis’s base salary, annual bonus, or other compensation terms from the original Employment Agreement.

●	A one-time non-qualified stock option (the “Milestone Option”) to purchase shares of the Company’s common stock equal to $100,000,000 in value (determined based on the Nasdaq closing price per share on the trading day immediately preceding the achievement date (the “Reference Price”)), granted under the Plan on the first business day following the date on which the Company first achieves both (i) $100,000,000 in trailing twelve-month revenue (as reported in the Company’s most recent Form 10-Q or Form 10-K) and (ii) a fully diluted market capitalization of at least $1,000,000,000 (calculated using the Reference Price), subject to Mr. Davis’s continued employment through the grant date.

●	The exercise price per share of the Milestone Option equal to the Reference Price.

●	Full vesting on the grant date, with a 10-year term (subject to earlier termination as provided in the Plan and applicable award agreement), cashless exercise provisions (to the extent permitted under the Plan), and subject to the Company’s clawback policy (as may be adopted or amended to comply with Dodd-Frank Act requirements or Nasdaq rules)

●	The grant is subject to Board or Compensation Committee approval, Plan share availability, and compliance with applicable securities laws, including Nasdaq listing rules.

 Changes to Board Committee Memberships and Independent Lead Director Position

On March 13, 2026:

●	The Board accepted the resignation of Eric T. Shuss from his position as Lead Independent Director and from all Board committee memberships, effective March 13, 2026. Mr. Shuss will continue to serve as a member of the Board.

●	The Board appointed Atara Dzikowski as a member of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, effective March 13, 2026, and as Chair of the Nominating and Corporate Governance Committee.

●	The Board appointed Chuck Hansen as Independent Lead Director of the Board, effective March 13, 2026.

National Oil Company of Liberia

On March 18, 2026, the Company entered into a Letter of Engagement (“LOE”) with the National Oil Company of Liberia (“NOCAL”), relating to offshore petroleum Blocks LB-4 and LB-5 located in the Liberia Basin. The LOE establishes a structured framework for the Company to advance toward the execution of a Production Sharing Contract (“PSC”) with the Government of Liberia, subject to prequalification by the Liberia Petroleum Regulatory Authority (“LPRA”), regulatory approvals, and legislative ratification by the Liberian Legislature.

The Company has been granted exclusive, non-transferable rights to pursue the Blocks for a period of eight (8) months from execution of the LOE (“Effective Date”), subject to extension if delays in the PSC process are not attributable to the Company. During this period, NOCAL is prohibited from negotiating or granting rights in the Blocks to third parties (except limited reconnaissance licenses that do not interfere). Assignment requires NOCAL’s prior written approval, not unreasonably withheld.

The Company has agreed to pay an initial signing bonus of $300,000 per block (total $600,000) within sixty (60) days following execution of the LOE by both parties. In the event the Blocks are not awarded to the Company for reasons not attributable to the Company, such payment is refundable in full without interest. This obligation is binding and material to the Company’s near-term liquidity.

Following execution of a PSC, the Company would be required to license seismic data for not less than $1,000,000 per block within 120 days of PSC execution. Upon execution and ratification of a PSC, the Company would be required to pay a signature bonus of $1,000,000 per block, payable within ninety (90) days of legislative ratification. The LOE contemplates a 10% carried interest to NOCAL; 10% carried interest to the Government of Liberia; 5% carried interest to citizens; and up to 5% participation by a local Liberian company. The contemplated PSC includes a multi-phase exploration program over approximately seven (7) years.

The LOE contains binding provisions, including exclusivity, confidentiality, compliance with anti-corruption laws (including FCPA) and specified financial obligations. However, the LOE does not constitute a final award of petroleum rights or grant any exploration or production rights at this stage. The execution of a PSC remains subject to prequalification, regulatory approvals, and legislative ratification in Liberia. There can be no assurance that a PSC will be executed or that the Company will ultimately be awarded the Blocks, that the Company’s proprietary RF sensing technologies will prove feasible or effective in this new application domain (outside the Company’s core defense and security markets), or that the Company will derive any revenue or benefit from this initiative. The Company may require additional capital, strategic partners, or farm-out arrangements to fulfill obligations, and the transaction involves significant geopolitical, regulatory, and operational risks in an emerging market jurisdiction.

Acquisition of VisionWave IL, Ltd.

On March 18, 2026, the Company acquired 100% of the issued and outstanding shares of VisionWave IL Ltd., an Israeli private shell limited company (“VisionWave Israel”), for nominal consideration.

Further, on March 18, 2026, VisionWave Israel appointed Khdoura Sabbagh as Chief Executive Officer and its sole director and entered into an Employment Agreement with Mr. Sabbagh, pursuant to which Mr. Sabbagh was appointed Chief Executive Officer of VisionWave Israel. Under the Employment Agreement, Mr. Sabbagh will receive an annual base salary of $150,000 and is eligible to receive options to purchase 2,000,000 shares of the Company’s common stock, subject to vesting and the terms of the Company’s equity incentive plan. The agreement contains customary terms regarding duties, confidentiality, intellectual property, and termination.

On March 18, 2026, VisionWave Israel also entered into a Consulting Agreement with CO-Finance Financial and Accounting Consulting Ltd., a company controlled by Oren Attiya, pursuant to which Mr. Attiya will provide financial and accounting services to VisionWave Israel. Under the Consulting Agreement, the consultant will receive monthly compensation of NIS 12,000 plus VAT. The agreement is structured as an independent contractor arrangement and includes customary terms and conditions.

At March 31, 2026, the transaction was not closed and the options were not granted under the employment agreement.

Ian Share Purchase Agreement

On May 12, 2026, VisionWave Israel Ltd. (“VW Israel”), a wholly owned subsidiary of the Company, entered into a definitive Share Purchase and Shareholders Agreement (the “Agreement”) with Mr. Ian Paklida (the “Seller”), pursuant to which VW Israel agreed to acquire 60% of the issued and outstanding equity interests of VIP Lux Travel Ltd. and PKLST Tourism and Leisure Ltd., both Israeli corporations (collectively, the “Target Companies”).

The Agreement is definitive; however, the transaction has not yet closed.

Under the terms of the Agreement, the consideration for the acquisition of the Target Companies will be the issuance of shares of common stock of the Company, subject to the satisfaction of various conditions precedent and regulatory approvals.

The Agreement contemplates an aggregate transaction value of up to approximately 15 million NIS, payable in the Company shares valued at approximately USD $3 million. The number of shares to be issued will be 513,752 shares of common stock of the Company representing $6.02 cost per share.

The Agreement includes customary representations, warranties, covenants, indemnification provisions, confidentiality obligations, lock-up restrictions, and closing conditions. Closing remains subject to, among other things:

· completion of legal, financial, and operational due diligence;

· receipt of all required corporate and regulatory approvals;

· applicable tax rulings and/or approvals in Israel;

· execution and delivery of final ancillary closing documents; and

·satisfaction or waiver of other customary closing conditions.

Until the closing occurs, there can be no assurance that the acquisition will be consummated on the terms currently contemplated, or at all.

The Company intends to evaluate strategic opportunities relating to the Target Companies’ operations and potential integration into VisionWave’s broader international business activities.

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

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant estimates include assumptions made in the valuation of the options, valuation of convertible notes, fair value of assets acquired including intangible assets, useful life of intangible assets, valuation of warrants and recoverability of deferred tax assets. Accordingly, the actual results could differ from those estimates.

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

Net Loss Per Share

Basic net income (loss) per share is computed by dividing the net loss by the weighted average shares outstanding for the year. Diluted loss per share is computed by giving effect to all potential shares of common stock to the extent dilutive. For the three and six months ended March 31, 2026 and 2025, the Company’s diluted weighted-average shares outstanding is equal to basic weighted-average shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per unit since such inclusion would have been antidilutive. At March 31, 2026 and 2025, potentially dilutive securities include the public warrants, stock options and the convertible promissory notes.

Recent Accounting Pronouncements

On November 4, 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), requiring additional disclosure of the nature of expenses included in the statements of operations. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the statements of operations as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the impact this standard will have on its unaudited condensed consolidated financial statements and related disclosures.

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

The three months ended March 31, 2026 and 2025.

The following table sets forth the Company’s unaudited condensed consolidated statements of operations data for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
Operating costs:
General and administrative	$2,922,318	$131,463	$2,790,855
Research and development	271,534	—	271,534
Sales and marketing	2,159,439	11,490	2,147,949
Depreciation and amortization	5,702,250	—	5,702,250
Loss from operations	(11,055,541)	(142,953)	(10,912,588)

Other (expense) income:
Interest income	18,414	—	18,414
Interest expense	(2,192,375)	—	(2,192,375)
Net gain/(loss) from sale of Marketable Securities	—	114,111	(114,111)
Change in fair value of convertible notes payable	7,634	—	7,634
Change in fair value of other liabilities	262,800	—	262,800
Other income	48,975	—	48,975
Total other (expense) income, net	(1,854,552)	114,111	(1,968,663)
Net loss	$(12,910,093)	$(28,842)	$(12,881,251)

General and Administrative

General and administrative expenses for the three months ended March 31, 2026 was $2,922,318 as compared to $131,463 for the same period in 2025. The $2,790,855 increase in general and administrative for the three months ended March 31, 2026 reflects increases in professional services such as legal, consulting and accounting. The Company anticipates continued investment in public company compliance and professional services as operations expand.

Research and Development

Research and Development expenses for the three months ended March 31, 2026 was $271,534, as compared to $0 for the same period in 2025. The $271,534 increase in research and development reflects increases in personnel and supplies related costs as the Company continues to develop its products. The Company expects that its research and development expense will increase in future periods as it seeks to develop and commercialize its products.

Sales and Marketing

Sales and marketing for the three months ended March 31, 2026 was $2,159,439 as compared to $11,490 for the same period in 2025. The $2,147,949 increase in sales and marketing reflects increases in marketing such as investor awareness costs as the Company continues to develop its products.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2026 was $5,702,250 as compared to $0 for the same period in 2025. The $5,702,250 increase is related to depreciation on fixed assets purchased and acquired in the asset acquisitions and amortization on intellectual property acquired in the asset acquisitions.

Interest income

During the three months ended March 31, 2026, the Company earned $18,414 in interest income on balances held in bank accounts.

Interest expense

Interest expense of $2,192,375 for the three months ended March 31, 2026, is mainly a result of the accrual of interest on the convertible notes payable and amortization of debt issuance cost on convertible notes payable.

Change in fair value of convertible notes payable

During the three months ended March 31, 2026, the Company recorded a gain of $7,634 from the change in fair value of the convertible promissory note agreements issued under the Standby Equity Purchase Agreement entered into on July 25, 2025.

Change in fair value of other liabilities

During the three months ended March 31, 2026, the Company recorded a gain of $262,800 from the change in fair value of the stock-based compensation liability.

Other income

During the three months ended March 31, 2026, the Company received $48,975 for the completion of a pilot.

The six months ended March 31, 2026 and 2025.

The following table sets forth the Company’s condensed consolidated statements of operations data for the six months ended March 31, 2026 and 2025:

	Six Months Ended March 31,
	2026	2025	Change
Operating costs:
General and administrative	$7,602,857	$275,231	$7,327,626
Research and development	586,609	—	586,609
Sales and marketing	3,612,611	71,445	3,541,166
Depreciation and amortization	5,821,145	—	5,821,145
Loss from operations	(17,623,222)	(346,676)	(17,276,546)

Other (expense) income:
Interest income	19,402	—	19,402
Interest expense	(2,334,917)	—	(2,334,917)
Net gain/(loss) from sale of Marketable Securities	—	114,111	(114,111)
Change in fair value of convertible notes payable	(279,046)	—	(279,046)
Change in fair value of other liabilities	262,800	—	262,800
Other income	108,975	—	108,975
Total other (expense) income, net	(2,222,786)	114,111	(2,336,897)
Net loss	$(19,846,008)	$(232,565)	$(19,613,443)

General and Administrative

General and administrative expenses for the six months ended March 31, 2026 was $7,602,857 as compared to $275,231 for the same period in 2025. The $7,327,626 increase in general and administrative for the six months ended March 31, 2026 reflects increases in professional services such as legal, consulting and accounting. The Company expects that its general and administrative expenses will increase in future periods commensurate with the expected growth of its business and increased expenditures associated with its status as an exchange listed public company.

Research and Development

Research and Development expenses for the six months ended March 31, 2026 was $586,609 as compared to $0 for the same period in 2025. The $586,609 increase in research and development reflects increases in personnel and supplies related costs as the Company continues to develop its products. The Company expects that its research and development expense will increase in future periods commensurate with the expected growth of its business.

Sales and Marketing

Sales and marketing for the six months ended March 31, 2026 was $3,612,611 as compared to $71,445 for the same period in 2025. The $3,541,166 increase in sales and marketing reflects increases in marketing such as investor awareness costs as the Company continues to develop its products. The Company expects that its sales and marketing expense will increase in future periods commensurate with the expected growth of its business.

Depreciation and amortization

Depreciation and amortization for the six months ended March 31, 2026 was $5,821,145 as compared to $0 for the same period in 2025. The $5,821,145 increase is in related to depreciation on fixed assets purchased and acquired in the asset acquisitions and amortization on intellectual property acquired in the asset acquisitions.

Interest income

During the six months ended March 31, 2026, the Company earned $19,402 in interest income on balances held in bank accounts.

Interest expense

Interest expense of $2,334,917 for the six months ended March 31, 2026, is mainly a result of the accrual of interest on the convertible notes payable and amortization of debt issuance cost on convertible notes payable.

Change in fair value of convertible notes payable

During the six months ended March 31, 2026, the Company recorded a loss of $279,046 from the change in fair value of the convertible promissory note agreements issued under the Standby Equity Purchase Agreement entered into on July 25, 2025.

Change in fair value of other liabilities

During the six months ended March 31, 2026, the Company recorded a gain of $262,800 from the change in fair value of the stock based compensation liability.

Other income

During the six months ended March 31, 2026, the Company received $108,975 for the completion of a pilot.

Liquidity, Capital Resources and Going Concern

The Company’s primary sources of liquidity have been cash from financing activities. For the three and six months ended March 31, 2026, net loss was $12,910,093 and $19,846,008, respectively. Cash used in operating activities was $8,790,770 for the six months ended March 31, 2026. The Company had an accumulated deficit of $34,954,914 as of March 31, 2026. As of March 31, 2026, working capital deficit was $21,939,175 and cash was $14,255,720.

The Company received proceeds of approximately $23,846 as a result of the Reverse Acquisition in September 2025, after giving effect to stockholder redemptions and payment of transaction expenses in connection with the Reverse Acquisition. The Company received an additional $308,000 pursuant to the Securities Purchases agreement entered into on July 15, 2025 and $5,000,000 pursuant to the convertible promissory note agreements issued under the Standby Equity Purchase Agreement referenced below. During the six months ended March 31, 2026, the Company received an additional $850,000, pursuant to three securities purchase agreements.

On July 25, 2025, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (the “Investor”) pursuant to which the Company has the right to sell to the Investor up to $50 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA, from time to time during the term of the SEPA. The Company received proceeds of $980,300 from draw down during the three months ended March 31, 2026.

The Company also received net proceed of $16,975,000 for loan issued during the three and six months ended March 31, 2026 (See Note 13) and $850,000 from the issuance of convertible notes for the same periods in 2025.

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

Going Concern Evaluation

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due. The Company evaluated its ability to meet its obligations as they become due within one year from the date that the unaudited condensed consolidated financial statements are issued by considering the following:

On April 8, 2025, with an effective date of March 31, 2025 and as amended on May 20, 2026, the Company entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of VisionWave Technologies. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to the Company, sufficient to fund the working capital needs through February 17, 2027. The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the Board of Directors, and only to the extent such repayment would not impair the Company’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the financial statement.

Management has determined that the agreement with Stanley Hills, cash receipts from customer arrangements, resource reallocation initiatives, additional insider investments and financing, along with its existing cash and committed affiliated support related combinations alleviated the risk about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the unaudited condensed consolidated financial statements.

Cash flows for the six months ended March 31, 2026 and 2025

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the six months ended March 31, 2026 and 2025:

	Six Months Ended March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(8,790,770)	$(56,492)
Net cash (used in) provided by investing activities	$(3,816,008)	$114,375
Net cash provided by financing activities	$24,577,565	$—

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $8,790,770 during the six months ended March 31, 2026, compared to net cash used in operating activities of $56,492 during the six months ended March 31, 2025. The period-to-period change was a result of VW Holding’s net loss for the periods and increase in due to related party, increase in prepaid expenses and decrease in due from related party partially offset by the increase in accounts payable and accrued expenses and increase in stock-based compensation liability.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,816,008 during the six months ended March 31, 2026, compared to net cash provided by investing activities of $114,375 during the six months ended March 31, 2025. The period-to-period change was a result of use of proceeds to fund Note Receivable and purchase fixed assets, net of cash acquired in asset acquisition.

Net Cash provided by Financing Activities

For the six months ended March 31, 2026, net cash provided by financing activities was $24,577,565, compared to net cash flow from financing activities of $0 during the six months ended March 31, 2025, respectively. The period-to-period change was primarily due to proceeds from issuance of convertible notes payable net of repayment, proceeds from issuance of promissory notes net of repayment, proceeds from drawdown of SEPA and the exercise of warrants.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceeding

Better Works LLC

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

Maxim Group LLC

On April 17, 2026, Maxim Group LLC filed a complaint against VisionWave Holdings, Inc. in the Supreme Court of the State of New York, County of New York, alleging breach of contract and seeking damages related to certain financing transactions completed by the Company in July 2025 and February 2026 pursuant to an engagement agreement dated April 9, 2025. Maxim alleges entitlement to placement fees and declaratory relief in connection with financings involving YA II PN, Ltd., a fund managed by Yorkville Advisors Global, LP. The action includes claims for alleged unpaid fees of approximately $1.33 million, declaratory relief concerning alleged tail rights and rights of first refusal, attorneys’ fees, interest, and other relief. The action was filed under an unassigned New York County index number as of the filing date. The Company believes the asserted claims are without merit and intends to defend the matter vigorously.

Also on April 17, 2026, the Company filed a separate action against Maxim Group LLC in the Supreme Court of the State of New York, County of New York, asserting claims for breach of contract, declaratory judgment, and unjust enrichment. The Company alleges, among other things, that Maxim did not identify or place the relevant financing transactions, was not entitled to compensation under the parties’ agreement, and wrongfully invoiced the Company for fees related to the July 2025 and February 2026 financings. The Company seeks, among other relief, repayment of approximately $210,000 previously paid to Maxim, rescission of an additional invoice of approximately $1.4 million, declaratory relief regarding the parties’ rights under the agreement, damages, restitution, interest, and costs. The Company believes Maxim’s claims are without merit and intends to vigorously defend against them while aggressively pursuing its own claims. This action was also filed under an unassigned New York County index number as of the filing date. At this early stage of the proceedings, the Company is unable to reasonably estimate the ultimate outcome or potential loss, if any, associated with these matters.

Except as described above, the Company is not a party to any other pending legal proceedings that management believes, individually or in the aggregate, would have a material adverse effect on the Company’s business, financial condition, or results of operations.

Pre-litigation disputes with former employees

The Company is involved in certain pre-litigation disputes with former employees, former executives, and other individuals associated with the Company arising primarily from organizational changes implemented following the departure of the Company’s former Chief Executive Officer in late December 2025. Such matters include allegations relating to severance, unpaid compensation, notice-period pay, equity awards, and related contractual and employment matters. Certain individuals have asserted claims through counsel, and the parties have engaged in correspondence and preliminary settlement discussions.

The Company disputes the allegations and claims asserted in these matters and intends to vigorously defend its positions. As of the date of this Quarterly Report, no formal lawsuits, arbitrations, or other legal proceedings have been filed with respect to these matters. Due to the early stage of these disputes, the absence of formal proceedings, and the inherent uncertainty surrounding such matters, the Company is unable to reasonably estimate the possible loss or range of loss, if any, that may result from these matters. Accordingly, no liability has been accrued in the accompanying condensed consolidated financial statements.

Potential Listing In Germany

During May 2026, the Company commenced the process of seeking registration of its common stock for trading on the Frankfurt Stock Exchange in Germany and, in connection therewith, obtained a Legal Entity Identifier (“LEI”) from WM Datenservice for international securities settlement and regulatory purposes.

In connection with the contemplated Frankfurt listing and expansion of investor awareness activities in Europe, particularly within Germany, Switzerland, and Austria, the Company entered into (i) an Investor Awareness Advisory Agreement and (ii) an Investor Awareness Services Agreement with CapitaLink Ltd, an Israeli-based investor awareness and communications advisory firm.

Under the advisory agreement, the Company agreed to issue 55,000 restricted shares of common stock pursuant to the Company’s 2024 Omnibus Equity Incentive Plan in consideration for advisory and investor awareness services related to the European market and Frankfurt listing process. The shares are subject to a 180-day lock-up and Rule 144 resale restrictions.

Under the services agreement, CapitaLink agreed to assist the Company with investor awareness outreach, European media distribution, informational campaign management, and administrative support relating to the Frankfurt Stock Exchange listing process, including support associated with exchange-related requirements and fees.

The Company’s Board of Directors approved the engagements and determined that the agreements were intended solely for investor awareness, educational outreach, and public communications purposes and did not constitute broker-dealer, placement agent, or investment advisory activities.

Item 1A. Risk Factors

As of March 31, 2026, there have been no material changes to the risk factors previously disclosed in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 16, 2026 (the “S-1”), which is incorporated by reference herein. The following risk factors supplement and highlight certain risks from the S-1 that remain particularly material to the Company in light of events occurring during the quarter ended March 31, 2026. These risks, together with those in the S-1 and our other SEC filings, could materially and adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Common Stock. Investors should carefully consider these risks before making any investment decision.

We have a history of operating losses, limited operating history, and substantial doubt about our ability to continue as a going concern.

We are an early-stage company with limited operating history. We have incurred significant net losses since inception, and we expect to continue to incur substantial operating losses as we advance our technology development, integration initiatives (including Solar Drone and the SaverOne platform), and commercialization efforts. As of March 31, 2026, our liquidity position and cash runway remain limited. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue operations depends on our ability to obtain additional financing, generate revenue from customer orders, and achieve positive cash flow, none of which is assured.

We will require significant additional capital, and future financings may result in substantial dilution or be unavailable on acceptable terms.

Our business plan requires substantial capital to fund operations, technology integration, manufacturing scale-up, and milestone payments under existing agreements. Although we completed the Stage 1 Closing under the SaverOne Exchange Agreement and received net proceeds from the YA II PN Ltd. senior loan in February 2026, we will need additional funding. Failure to obtain financing on commercially reasonable terms (or at all) could force us to delay, scale back, or abandon our development and commercialization plans, which would materially and adversely affect our business, financial condition, and results of operations.

Our recent strategic transactions, including the SaverOne Exchange Agreement and BladeRanger/Solar Drone acquisition, involve significant integration, milestone, and execution risks.

The SaverOne transaction is structured in three stages, with Stage 1 completed on March 5, 2026. Achievement of Stages 2 and 3 is contingent upon operational and commercial milestones, regulatory approvals, and compliance with Nasdaq listing rules. The BladeRanger transaction includes potential issuance of Additional Pre-Funded Warrants if the VWAP condition is not met. Failure to achieve milestones, integrate acquired technologies and operations (including Solar Drone), or satisfy regulatory or shareholder approval requirements could result in loss of strategic benefits, unexpected costs, dilution, or termination of the arrangements, any of which would materially and adversely affect our business and financial condition.

The senior secured loan from YA II PN Ltd. and associated Warrant expose us to repayment obligations, restrictive covenants, and dilution risks.

In February 2026, we entered into a $20 million senior loan (with 15% OID) evidenced by a Promissory Note and issued a Warrant to purchase 1,333,333 shares of Common Stock. The Note carries default interest at 18% and is secured by a global guaranty. Events of default or failure to satisfy payment obligations could accelerate repayment and materially impair our liquidity. Exercise of the Warrant and any future equity issuances will cause dilution to existing stockholders.

We face significant dilution risk from outstanding and potential future issuances of Common Stock, Pre-Funded Warrants, and other securities.

As of March 31, 2026, we have outstanding Pre-Funded Warrants (initial and potential Additional PFWs under the BladeRanger Agreement), the YA II Warrant, and shares issuable under the SaverOne Exchange Agreement and management pools. The S-1 registers resale of approximately 6,148,943 shares (including Warrant Shares). Additional issuances pursuant to these instruments, the 2024 and 2025 Incentive Plans, or future financings will dilute existing stockholders and may depress our stock price.

Commercialization of our technologies is subject to technical, regulatory, and market acceptance risks.

Our products are in various stages of development, prototype testing, and early commercialization (including Solar Drone solar-panel cleaning and defense applications). There can be no assurance that we will successfully complete development, obtain necessary certifications, secure large-scale purchase orders, or achieve market acceptance. Delays or failure in any of these areas would materially and adversely affect our revenue, results of operations, and financial condition.

Our intellectual property may not provide adequate protection, and we may infringe third-party rights.

We rely on patents, trade secrets, and other intellectual property to protect our technologies, including the recently acquired xCalibre™ AI video intelligence portfolio and provisional patent filings. There can be no assurance that our patents will issue, be enforceable, or provide meaningful commercial protection. We may face claims of infringement or challenges to our IP rights, any of which could result in costly litigation, licensing obligations, or loss of competitive advantage.

We are subject to stringent regulatory, export-control, and Nasdaq continued-listing requirements.

Our defense and homeland-security technologies are subject to U.S. and Israeli export controls, ITAR/EAR requirements, and other governmental approvals. Failure to obtain or maintain necessary clearances could delay or prevent commercialization. In addition, issuances of Common Stock under our agreements require Nasdaq shareholder approval under Listing Rule 5635 in certain circumstances. Any failure to comply with listing standards could result in delisting, which would materially and adversely affect the liquidity and market price of our Common Stock.

Our international operations, particularly in Israel, expose us to geopolitical, currency, and regulatory risks.

A significant portion of our technology development, manufacturing, and strategic partnerships (SaverOne, BladeRanger, Solar Drone) is located in Israel. Geopolitical instability, armed conflict, currency fluctuations (NIS/USD), and changes in Israeli or U.S. regulatory policy could disrupt operations, increase costs, or impair our ability to integrate acquired assets or fulfill contractual obligations.

We depend on key personnel, and failure to retain or attract qualified management and technical talent could impair our business.

Our success depends heavily on our executive officers (including Douglas Davis, our Executive Chairman and CEO) and key technical personnel. The loss of any of these individuals, or our inability to attract and retain other qualified personnel, could delay technology development, integration efforts, and commercialization, materially and adversely affecting our business, financial condition, and results of operations.

These risk factors are not exhaustive. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the value of our securities. Investors are urged to review the full discussion of risk factors in our S-1 and subsequent SEC filings. All forward-looking statements in this Quarterly Report are qualified in their entirety by reference to these risk factors.

Bannix’ failure to redeem all remaining public offering shares may expose the Company to legal, regulatory, and reputational risks

Bannix was required to redeem all remaining public offering shares no later than June 27, 2025. Bannix Acquisition Corp. did not redeem the remaining public offering shares as required, and the Business Combination was subsequently consummated on July 14, 2025. The failure to redeem was inconsistent with disclosures in the Bannix IPO prospectus and the Business Combination proxy statement. This failure may expose the Company to legal, regulatory, and reputational risks.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the Iran conflict and subsequent sanctions or related actions, could adversely affect the Company’s operations in the future or with future capital raising activities. The Company has not been affected so far by these conflicts or US tariffs.

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

The Company repaid $297,528 on the July 2025 Notes. For the three and six months ended March 31, 2026 and 2025 total amortized debt issuance cost of $16,293 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively, and $32,586 and $0 for the six months ended March 31, 2026 and 2025, respectively. For the three and six months ended March 31, 2026 and 2025, total interest expense $12,751 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively, and $25,502 and $0 for the six months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and September 30, 2025, the balance of the July Notes of $43,795 and $0, respectively, recorded in convertible notes payable on the accompanying balance sheets, includes $12,877 and $0, respectively, of unamortized debt issuance cost.

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

For the three and six months ended March 31, 2026 and 2025, total amortized debt issuance cost of $14,012 and $0, and $28,024 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. For the three and six months ended March 31, 2026 and 2025, total interest expense $10,681 and $0, and $24,693 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. At March 31, 2026 and September 30, 2025, the balance of the October Notes of $111,871 and $0, respectively, recorded in convertible notes payable on the accompanying balance sheets, includes $18,677 and $0, respectively, of unamortized debt issuance cost.

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

For the three and six months ended March 31, 2026 and 2025, total amortized debt issuance cost of $17,533 and $0, and $24,174 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. For the three and six months ended March 31, 2026 and 2025, total interest expense $12,751 and $0, and $12,751 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. At March 31, 2026 and September 30, 2025, the balance of the November Notes of $324,174 and $0, respectively, recorded in convertible notes payable on the accompanying balance sheets, includes $30,026 and $0, respectively of unamortized debt issuance cost.

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

QuantumSpeed IP Asset Acquisition

On January 5, 2026, the Company entered into an Asset Purchase Agreement (the “Adrian Asset Purchase Agreement”) with Adrian Holdings S.R.L., a Costa Rican company (“Adrian”). Pursuant to the Adrian Asset Purchase Agreement, the Company agreed to acquire from Adrian, and Adrian agreed to sell, transfer, convey and assign to the Company, all right, title and interest in and to certain intellectual property assets related to the technology known as QuantumSpeed (the “Assigned IP”), as more fully described in the Adrian Asset Purchase Agreement.

In consideration for the Assigned IP, the Company agreed to pay Adrian aggregate consideration consisting of (i) 10,000,000 shares of the Company’s Common Stock (the “Purchase Shares”), and (ii) a promissory note in the principal amount of $10,000,000 (the “Adrian Note”). At closing which occurred on January 5, 2026, the Company issued and delivered to Adrian 3,000,000 Purchase Shares (the “Closing Shares”) and executed and delivered the Adrian Note.

The issuance of the remaining 7,000,000 shares of the Company’s Common Stock (the “Contingent Shares”) is subject to approval by the Company’s shareholders as required under applicable Nasdaq listing rules. The Company has agreed to use its commercially reasonable efforts to obtain such shareholder approval (the “Shareholder Approval”) as soon as practicable following the Closing, including by including a proposal for such approval in its next annual or special meeting of shareholders (but excluding any special meeting to be held on or about February 2026), and in no event later than nine (9) months after the Closing Date. If Shareholder

Approval is not obtained within nine (9) months after the Closing Date, then (i) the Company shall promptly cause sixty percent (60%) of the equity interests in QuantumSpeed Inc., a wholly-owned subsidiary of the Company to which the acquired intellectual property assets will have been assigned, to be transferred to Adrian (or its designee) free and clear of all encumbrances (other than restrictions under applicable securities laws), (ii) Adrian’s security interest in such equity interests shall be automatically released, and (iii) Adrian shall retain full ownership of the 3,000,000 shares of common stock previously issued at Closing and the Adrian Note, without any obligation to return, cancel, or forfeit the same. For the avoidance of doubt, in such event, no alternative consideration will be provided in lieu of the Contingent Shares.

All such issuances were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The securities were offered and sold in reliance on the exemption provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. Each purchaser represented that it was an “accredited investor” (as defined in Rule 501(a) of Regulation D) or otherwise qualified under applicable exemptions, and the Company did not engage in any general solicitation or advertising in connection with the offers or sales. No underwriters were involved in the transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three and six months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On May 1, 2026, the Board approved the appointment of Atara Dzikowski as Vice President of Mergers and Acquisitions. In connection therewith, the Company entered into an Employment Agreement dated May 1, 2026 with Ms. Dzikowski (the “Employment Agreement”). In addition, the Company and Ms. Dzikowski, a current member of the Board, entered into a Proprietary & Confidential Information, Inventions Assignment, Non-Solicitation and Non-Competition Agreement (the “Restrictive Covenant Agreement”) and the Mutual Agreement to Arbitrate (the “Arbitration Agreement”).

Material terms of the Employment Agreement include an initial term of three years commencing on April 1, 2026, with automatic one-year renewals absent thirty days’ prior written notice of non-renewal by either party and an annual base salary of $240,000. On the effective date, subject to prior approval by the Board or the Compensation Committee and the terms of the Company’s 2025 Omnibus Equity Incentive Plan (or any successor plan), an award of 500,000 shares of common stock or restricted stock units, of which 150,000 shares vest immediately upon the grant date. The remaining 350,000 shares shall vest upon the earlier of: (i) time-based vesting of 100,000 shares on each of the first three (3) anniversaries of the effective date and the final 50,000 shares on the three and one-half (3.5) year anniversary of the effective Date, or (ii) performance-based vesting tied to consolidated revenue milestones of the Company and its subsidiaries (as determined in accordance with U.S. generally accepted accounting principles (“GAAP”) and reported in the Company’s periodic reports filed with the Securities and Exchange Commission): 100,000 shares upon achievement of $5,000,000 in cumulative Revenue; an additional 100,000 shares upon achievement of $10,000,000 cumulative Revenue; an additional 100,000 shares upon achievement of $15,000,000 cumulative Revenue; and the final 50,000 shares upon achievement of $17,500,000 cumulative Revenue. “Revenue” means the Company’s consolidated total revenue. Achievement of milestones shall be certified by the Board of Directors or Compensation Committee in its reasonable discretion.

Further, Ms. Dzikowski will be eligible to participate in the Company’s standard employee benefit plans made available to similarly situated executives, including medical, dental and vision insurance, short- and long-term disability benefits, life insurance and retirement plan participation, subject to the terms of such plans as they may be amended from time to time. Upon termination for death, disability, for cause, resignation without good reason, or expiration of the term, Ms. Dzikowski will be entitled to only accrued but unpaid base salary and, to the extent required by law, accrued unused paid time off. Upon termination without cause or for good reason, the accrued benefits plus a severance payment equal to the then-current base salary, payable within six months of termination, conditioned upon execution of a general release of claims in a form provided by the Company and continued compliance with post-termination obligations. Customary provisions requiring full-time devotion of efforts, exclusive employment, and compliance with Company rules and policies.

Changes to Board Committee Memberships

On April 22, 2026, the Board accepted the resignation of Atara Dzikowski from the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee, effective upon the commencement of her employment as Vice President of Mergers and Acquisitions. Ms. Dzikowski will continue to serve as a non-independent member of the Board of Directors.

Concurrently, the Board appointed Judit Nagypal as a member of the Audit Committee, Mansour Khatib as a member of the Compensation Committee, and Judit Nagypal as a member and Chair of the Nominating and Governance Committee, with such appointments effective immediately upon Ms. Dzikowski’s resignation from the respective committees. The Board confirmed that the committees, as reconstituted, continue to satisfy all applicable Nasdaq independence and composition requirements.

On May 8, 2026, the Company entered into Amendment No. 1 to the Employment Agreement dated September 2, 2025 with Jez Williman. The Amendment updates Mr. Williman’s title to Managing Director, UK and European Operations, increases his annual base salary to $200,000 effective May 1, 2026, and provides for additional performance-based stock option grants (50,000 options upon the second UGV commercial invoice and 100,000 options upon cumulative $1 million in commercial invoices). The Amendment was approved by the Board of Directors on May 6, 2026.

Appointment of Shayna Quinn

On April 16, 2026, the Board appointed Shayna Quinn as a member of the Board, effective immediately, to serve until the next annual meeting of stockholders and until her successor is duly elected and qualified, or until her earlier resignation or removal in accordance with the Company’s Bylaws and applicable law.

Ms. Quinn, age 33, brings more than nine years of executive leadership experience in high-growth technology and transportation sectors, with expertise in mergers and acquisitions, integration planning, strategic partnerships, business development, market expansion, and operational scaling. Since February 2025, she has served as an M&A Integration Consultant at Windels Marx (Transportation Sector), leading post-deal integration efforts, stakeholder coordination, and regulatory compliance workstreams. Previously, she was Director, Business Development & Head of Market Expansion & Integrations at Kaptyn (2020–2023), where she oversaw new market launches, acquisition due diligence, merger integration planning, and multi-regional team leadership. From 2016 to 2019, she served as Director of Operations & Special Projects at Juno, directing global operations supporting over 48,000 independent contractors and managing regulatory partnerships with authorities such as the NYC Taxi & Limousine Commission. Ms. Quinn holds a B.A. in Nursing Science from Stevenson University (2014) and an M.S. in Public Health from Cornell University (2017).

The Board has determined that Ms. Quinn qualifies as an independent director under Nasdaq Listing Rule 5605(a)(2) and applicable SEC rules.

In connection with her appointment, the Company and Ms. Quinn entered into an Independent Director Engagement Agreement dated April 16, 2026 (the “Director Agreement”). Under the Director Agreement, Ms. Quinn will receive: (i) an annual cash retainer of $36,000, payable quarterly in arrears; and (ii) an annual grant of $60,000 in shares of restricted stock under the Company’s 2024 Omnibus Equity Incentive Plan, granted on or about August 1 of each year and vesting in full after twelve (12) months of continuous service (subject to accelerated vesting upon a Change in Control or the director’s death or disability). The Director Agreement also provides for expense reimbursement in accordance with Company policy. The Director Agreement is consistent with the Company’s Director Compensation Policy.

xClibre Asset Acquisition

On April 10, 2026, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Dream America Marketing Services, Ltda., a Costa Rican company (the “Seller”).

Pursuant to the Agreement, the Company agreed to acquire from the Seller, and the Seller agreed to sell, transfer, convey and assign to the Company, all right, title and interest in and to certain intellectual property assets related to the technology known as xClibre (the “Assigned IP”), as more fully described in the Agreement.

In consideration for the Assigned IP, the Company agreed to pay the Seller aggregate consideration consisting of (i) 7,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Purchase Shares”), and (ii) a promissory note in the principal amount of $6,000,000 (the “Note”).

At closing, the Company has issued and delivered to the Seller 3,500,000 Purchase Shares (the “Closing Shares”) and executed and delivered the Note.

The issuance of the remaining 3,500,000 shares of the Company’s common stock (the “Contingent Shares”) is subject to (i) satisfactory proof-of-concept results and (ii) Nasdaq Shareholder Approval under Nasdaq Listing Rule 5635. The Company has agreed to use its commercially reasonable efforts to obtain such proof-of-concept approval (the “POC Approval”) as soon as practicable following the Closing, and in no event later than nine (9) months after the Closing Date. The Company has also agreed to use reasonable best efforts to obtain Nasdaq Shareholder Approval. If proof-of-concept approval is not obtained within nine (9) months after the Closing Date, then (i) the Company shall promptly cause sixty percent (60%) of the equity interests in xClibre Inc., a wholly-owned subsidiary of the Company to which the acquired intellectual property assets will have been assigned, to be transferred to the Seller (or its designee) free and clear of all encumbrances (other than restrictions under applicable securities laws), (ii) the Seller’s security interest in such equity interests shall be automatically released, and (iii) the Seller shall retain full ownership of the 3,500,000 shares of common stock previously issued at Closing and the Note, without any obligation to return, cancel, or forfeit the same. For the avoidance of doubt, in such event, no alternative consideration will be provided in lieu of the Contingent Shares.

An independent third-party valuation by BDO Consulting Group assessed the xClibre intellectual property at approximately $60 million as of April 10, 2026, based on certain assumptions regarding future development success, market adoption, and discount rates. This valuation is not a guarantee of realizable value and is subject to significant risks, including potential impairment if development milestones are not met. The Company’s Board was provided also with a fairness opinion by BDO Consulting Group for the structure and the value of the transaction. The Company’s Board of Directors reviewed this valuation and determined that the transaction is fair to, and in the best interests of, the Company and its stockholders.

The Agreement contains customary representations, warranties, covenants and indemnification provisions for a transaction of this nature.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

			Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Merger Agreement and Plan of Reorganization by and among Bannix Acquisition Corp., VisionWave Holdings, Inc., BNIX Merger Sub, Inc. and BNIX VW Merger Sub, Inc. dated September 6, 2024 (included as Annex A to the proxy statement/prospectus)	Form S-4	333-284472	2.1	April 18, 2025
2.2	Asset Purchase Agreement dated as of January 5, 2026, by and between VisionWave Holdings, Inc. and Adrian Holdings S.R.L.	Form 8-K	001-42741	2.1	January 7, 2026
2.3	Assert Purchase Agreement dated as of April 10, 2026, by and between VisionWave Holdings, Inc. and Dream America Marketing Services, Ltds.	Form 8-K	001-42741	2.1	April 13, 2026
3.1	Amended and Restated Certificate of Incorporation of VisionWave Holdings Inc.	Form 8-K	001-42741	3.1	July 14, 2025
3.2	Bylaws of VisionWave Holdings Inc.	Form 8-K	001-42741	3.2	July 14, 2025
3.3	Amended and Restated Bylaws of VisionWave Holdings, Inc.	Form 8-K	001-42741	3.1	December 10, 2025
4.1	Form of Pre-Funded Common Stock Purchase Warrant issued to Blade Ranger Ltd.	Form 8-K	001-42741	4.1	December 17, 2025
4.2	Form of Warrant to Purchase Common Shares, dated February 26, 2026	Form 8-K	001-42741	4.1	February 27, 2026
10.1	VisionWave Holdings Inc. 2024 Incentive Equity Plan	Form 8-K	001-42741	10.1	July 14, 2025
10.2	Standby Equity Purchase Agreement, dated July 25, 2025, between VisionWave Holdings, Inc. and YA II PN, Ltd.	Form 8-K	001-42741	10.1	July 28, 2025
10.3	Form of Convertible Promissory Notes issued to YA II PN, Ltd.	Form 8-K	001-42741	10.2	July 28, 2025
10.4	Registration Rights Agreement, dated July 25, 2025, between VisionWave Holdings, Inc. and YA II PN, Ltd.	Form 8-K	001-42741	10.3	July 28, 2025
10.5	Global Guaranty Agreement by VisionWave Technologies, Inc. in favor of YA II PN, LTD. dated July 25, 2025	Form 8-K	001-42741	10.4	July 28, 2025
10.6	2025 Omnibus Equity Incentive Plan	Form 8-K	001-42741	10.1	August 6, 2025
10.7	Employment Agreement, dated August 6, 2025, by and between the Company and Douglas Davis	Form 8-K	001-42741	10.2	August 6, 2025
10.8	Employment Agreement, dated August 6, 2025, by and between the Company and Noam Kenig	Form 8-K	001-42741	10.3	August 6, 2025
10.9	Employment Agreement, dated August 6, 2025, by and between the Company and Danny Rittman	Form 8-K	001-42741	10.4	August 6, 2025
10.10	Form of Nonstatutory Stock Option Agreement, dated August 6, 2025	Form 8-K	001-42741	10.5	August 6, 2025
10.11	Form of Proprietary & Confidential Information, Inventions Assignment, Non-Solicitation and Non-Competition Agreement	Form 8-K	001-42741	10.6	August 6, 2025
10.12	Form of Mutual Agreement to Arbitrate	Form 8-K	001-42741	10.7	August 6, 2025
10.13	Form of Securities Purchase Agreement dated July 15, 2025	Form 10-Q	001-42741	10.13	August 19, 2025
10.14	Form of Promissory Note dated July 15, 2025	Form 10-Q	001-42741	10.14	August 19, 2025
10.15++	Strategic Joint Venture Agreement, dated August 25, 2025, by and among VisionWave Holdings, Inc., AIPHEX LTD, GBT Tokenize Corp., and GBT Technologies, Inc.	Form 8-K	001-42741	10.1	August 26, 2025
10.16	Employment Agreement, dated September 2, 2025, by and between the Company and Elad Shoval - CRO	Form 8-K	001-42741	10.1	September 3, 2025
10.17	Employment Agreement, dated September 2, 2025, by and between the Company and David Allon - COO	Form 8-K	001-42741	10.2	September 3, 2025

10.18	Employment Agreement, dated September 2, 2025, by and between the Company and Jez Williman - Senior Systems Engineer – UGV	Form 8-K	001-42741	10.3	September 3, 2025
10.19	Form of Nonstatutory Stock Option Agreement	Form 8-K	001-42741	10.4	September 3, 2025
10.20	Memorandum of Understanding, dated September 2, 2025, by and between VisionWave Holdings, Inc. and VEDA Aeronautics Private Limited.	Form 8-K	001-42741	10.1	September 5, 2025
10.21	Letter Agreement, dated September 11, 2025, between VisionWave Holdings, Inc. and YA II PN, Ltd.	Form 8-K	001-42741	10.1	September 12, 2025
10.22	Convertible Promissory Note, dated September 11, 2025, issued by VisionWave Holdings, Inc. to YA II PN, Ltd.	Form 8-K	001-42741	10.2	September 12, 2025
10.23	Form of Convertible Promissory Note to be issued by VisionWave Holdings, Inc. to YA II PN, Ltd.	Form 8-K	001-42741	10.3	September 12, 2025
10.24	Form of Independent Director Engagement Agreement	Form 8-K	001-42741	10.1	September 12, 2025
10.25	Form of Compensation Agreement between VisionWave Holdings, Inc. and former directors of Bannix Acquisition Corp.	Form 8-K	001-42741	10.2	September 12, 2025
10.26	Consulting Agreement, dated September 26, 2025, by and between VisionWave Holdings, Inc. and Crypto Treasury Management Group, LLC.	Form 8-K	001-42741	10.1	September 30, 2025
10.27	PVML Ltd. Order Form between VisionWave Holdings, Inc. and PVML Ltd., dated October 5, 2025 (effective October 9, 2025)	Form 8-K	001-42741	10.1	October 9, 2025
10.28	Share Purchase Agreement, dated as of December 3, 2025, by and among VisionWave Holdings, Inc., Blade Ranger Ltd., and Solar Drone Ltd.	Form 8-K	001-42741	10.1	December 3, 2025
10.29	Promissory Note dated December 26, 2025, by and between VisionWave Holdings, Inc. and C.M. Composite Materials Ltd.	Form 8-K	001-42741	10.1	December 30, 2025
10.30	Amendment No. 1 to Share Purchase Agreement, dated as of December 15, 2025, by and among VisionWave Holdings, Inc., Blade Ranger Ltd., and Solar Drone Ltd.	Form 8-K	001-42741	10.1	December 17, 2025
10.31	Promissory Note dated January 5, 2026 issued to Adrian Holdings S.R.L.	Form 8-K	001-42741	10.1	January 7, 2026
10.32	Employment Agreement dated January 2, 2026 by and between the Company and Erik Klinger	Form 8-K	001-42741	10.2	January 7, 2026
10.33	Strategic Joint Venture Agreement, dated January 9, 2026, by and among VisionWave Holdings, Inc., BOCA JOM, LLC, GBT Tokenize Corp., and GBT Technologies, Inc.	Form 8-K	001-42741	10.1	January 12, 2026
10.34	Amendment No. 1 to the Standby Equity Purchase Agreement, dated as of January 14, 2026, by and between VisionWave Holdings, Inc. and YA II PN, Ltd.	Form 8-K	001-42741	10.1	January 23, 2026
10.35	Standby Equity Purchase Agreement, dated as of July 25, 2025, by and between VisionWave Holdings, Inc. and YA II PN, Ltd., as amended by Amendment No. 1 dated as of January 14, 2026 (redlined to show changes).	Form 8-K	001-42741	10.1	January 23, 2026
10.36	Exchange Agreement, dated January 26, 2026, by and between VisionWave Holdings, Inc. and SaverOne 2014 Ltd.	Form 8-K	001-42741	10.1	January 26, 2026
10.37	Promissory Note dated February 4, 2026, by and between VisionWave Holdings, Inc. and C.M. Composite Materials Ltd.	Form 8-K	001-42741	10.1	February 4, 2026
10.38	Statement of Work between VisionWave Holdings, Inc. and q Speed Bitcoin LLC dated February 17, 2026	Form 8-K	001-42741	10.1	February 17, 2026
10.39	Investment and Share Purchase Agreement, dated February 20, 2026, by and among VisionWave Holdings, Inc., Matania (Mati) Moskovich, and C.M. Composite Materials Ltd. (solely for acknowledgment and certain covenants)	Form 8-K	001-42741	10.1	February 23, 2026
10.40	Loan Agreement, dated February 20, 2026, by and between VisionWave Holdings, Inc. and C.M. Composite Materials Ltd.	Form 8-K	001-42741	10.2	February 23, 2026
10.41	Letter Agreement, dated February 26, 2026, by and between the Company and YA II PN, Ltd.	Form 8-K	001-42741	10.1	February 27, 2026

10.42	Promissory Note, dated February 26, 2026, issued by the Company to YA II PN, Ltd.	Form 8-K	001-42741	10.2	February 27, 2026
10.43	Global Guaranty Agreement, dated February 26, 2026	Form 8-K	001-42741	10.3	February 27, 2026
10.44	First Amendment to Investment and Share Purchase Agreement, dated February 26, 2026	Form 8-K	001-42741	10.4	February 27, 2026
10.45	Side Letter, dated March 11, 2026, by and among VisionWave Holdings, Inc., C.M. Composite Materials Ltd., Giza Zinger Even Mezzanine, Limited Partnership, and Matania (Mati) Moskovitch.	Form 8-K	001-42741	10.1	March 16, 2026
10.46	Letter of Engagement, dated March 18, 2026, by and between VisionWave Holdings, Inc. and the National Oil Company of Liberia (NOCAL)	Form 8-K	001-42741	10.1	March 24, 2026
10.47	Employment Agreement dated May 1, 2026, by and between the Company and Atara Dzikowski.	Form 8-K	001-42741	10.1	May 4, 2026
10.48	Promissory Note dated April 10, 2026 issued to Dream America Marketing Services, Ltds.	Form 8-K	001-42741	10.1	April 13, 2026
14.1	Code of Ethics of VisionWave Holdings Inc.	Form 8-K	001-42741	14.1	July 22, 2025
21.1	List of Subsidiaries	Form S-1	333-289952	21.1	August 29 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32,1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Compensation Recovery Policy of VisionWave Holdings Inc., effective May 29, 2025	Form 8-K	001-42741	99.3	July 22, 2025
99.1	Policy on Granting Equity Awards of VisionWave Holdings Inc., adopted July 16, 2025	Form 8-K	001-42741	99.1	July 22, 2025
99.2	Insider Trading Policy of VisionWave Holdings Inc., adopted July 16, 2025	Form 8-K	001-42741	99.2	July 22, 2025
99.3	Business Development Committee Charter of VisionWave Holdings Inc., adopted December 8, 2025	Form 8-K	001-42741	99.1	December 10, 2025

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. A copy of any omitted portions will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VISIONWAVE HOLDINGS, INC.

Date: May 20,2026	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Chief Executive Officer & Executive Chairman
(Principal Executive Officer)

VISIONWAVE HOLDINGS, INC.

Date: May 20, 2026	By:	/s/ Erik Klinger
	Name:	Erik Klinger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)