Form 10-Q
period 2026-06-30
VisionWave Holdings, Inc.
filed 2026-08-19
CIK 2038439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

 June 30, 2026

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

As of August 17, 2026, 28,842,069 shares of common stock, par value $0.01 per share, were issued and outstanding.

VISIONWAVE HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	September 30, 2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,881,610	$2,284,933
Accounts receivable	192,210	—
Prepaid expenses and other current assets	404,863	189,549
Deposit	600,000	—
Advances to supplier	98,250	98,250
Due from related party	147,500	120,000
Total Current Assets	6,324,433	2,692,732
Investment in securities designated for sale	281	281
Equity method investment	6,430,524	—
Other investments	1,026,000	—
Notes receivable, net of allowance	5,630,551	—
Property, plant and equipment, net	170,160	—
Other non-current asset	360,000	—
Goodwill	592,000	—
Intangible assets, net	159,265,218	—
Total Assets	$179,799,167	$2,693,013

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$5,457,681	$3,917,834
Customer deposit	108,006	108,006
Deferred revenue	350,000	—
Income taxes payable	1,068,559	994,704
Excise tax payable	1,029,244	943,039
Promissory notes	22,333,167	1,003,995
Loan payable - current	108,010	—
Due to related parties	2,135,084	2,434,492
Convertible notes payable, net of unamortized debt issuance cost	5,826,591	4,861,390
Stock based compensation liability	925,448	—
Deferred tax liability	19,950	—
Deferred underwriters’ discount	225,000	225,000
Total Current Liabilities	39,586,740	14,488,460
Loan payable	185,173	—
Total Liabilities	39,771,913	14,488,460

Commitments and Contingencies (Note 20)

Equity (Deficit)
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01, 150,000,000 shares authorized; 27,332,069 and 14,521,094 shares issued and 24,414,467 and 14,521,094 shares outstanding at June 30, 2026 and September 30, 2025, respectively.	273,320	145,211
Treasury stock, at cost, par value $0.01, 2,917,602 and 0 shares outstanding at June 30, 2026 and September 30, 2025, respectively.	(16,513,628)	—
Shares to be issued related to acquisition, par value $0.01, 6,500,000 and 0 shares at June 30, 2026 and September 30, 2025, respectively.	90,755,000	—
Additional paid-in capital	115,919,280	3,168,248
Accumulated deficit	(60,788,463)	(15,108,906)
Accumulated other comprehensive income	11,982	—
Total equity - VisionWave Holdings Inc.	129,657,491	(11,795,447)
Non-controlling interest	10,369,763	—
Total Equity (Deficit)	140,027,254	(11,795,447)
Total Liabilities and Equity (Deficit)	$179,799,167	$2,693,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue	$286,339	$—	$286,339	$—
Cost of Revenue	(171,759)	—	(171,759)	—
Gross Profit	114,580	—	114,580	—

Operating expenses:
General and administrative	5,989,701	132,933	13,592,558	408,164
Research and development	747,803	8,548	1,334,412	79,993
Sales and marketing	3,167,400	4,585	6,780,011	4,585
Depreciation and amortization	8,354,343	—	14,175,488	—
Total operating expenses	18,259,247	146,066	35,882,469	492,742
Loss from operations	(18,144,667)	(146,066)	(35,767,889)	(492,742)

Other (expense) income:
Interest income	185,789	—	205,191	—
Interest expense	(5,230,404)	—	(7,565,321)	—
Net gain/(loss) from sale of marketable securities	—	(9,455)	—	104,656
Loss on disposal of investments	(523,011)		(523,011)	—
Change in fair value of convertible notes payable	(568,706)	—	(847,752)	—
Change in fair value of other liabilities	(15,610)	—	247,190	—
Change in fair value of other investments	(1,632,548)	—	(1,632,548)	—
Other income (expenses)	(1,450)	—	107,525	—
Total other (expense) income, net	(7,785,940)	(9,455)	(10,008,726)	104,656

Loss before provision for income taxes	(25,930,607)	(155,521)	(45,776,615)	(388,087)

Net loss	(25,930,607)	(155,521)	(45,776,615)	(388,087)
Net Loss Attributable to Non-controlling interests	(97,058)	—	(97,058)	—
Net Loss Attributable to VisionWave Holdings Inc. Shareholders	(25,833,549)	(155,521)	(45,679,557)	(388,087)
Other comprehensive loss
Foreign currency translations adjustment (income) loss, net of tax	19,253	—	19,253	—
Total Comprehensive loss	(25,911,354)	(155,521)	(45,757,362)	(388,087)
Comprehensive Loss Attributable to Non-controlling interest	(89,787)	—	(89,787)	—
Comprehensive Loss Attributable to VisionWave Holdings Inc. Shareholders	$(25,821,567)	$(155,521)	$(45,667,575)	$(388,087)

Basic and diluted weighted average shares outstanding	21,725,154	11,000,000	18,804,327	11,000,000
Basic and diluted net loss per share attributable to VisionWave Holdings Inc.	$(1.19)	$(0.01)	$(2.43)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Common stock		Treasury Stock		Additional	Shares to be issued	Accumulated	Accumulated	Non - Controlling	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	in acquisition	Deficit	Other Comprehensive Income	Interest	Equity (Deficit)
Balance as of September 30, 2025	14,521,094	$145,211	—	$—	$3,168,248	$—	$(15,108,906)	$—	$—	$(11,795,447)
Issuance of shares in asset acquisition	1,500,000	15,000	—	—	11,685,000	—	—	—	—	11,700,000
Issuance of warrants in asset acquisition	—	—	—	—	2,340,000	—	—	—	—	2,340,000
Exercise of warrants	495,509	4,955	—	—	5,693,399	—	—	—	—	5,698,354
Stock based compensation	—	—	—	—	2,054,847	—	—	—	—	2,054,847
Net loss	—	—	—	—	—	—	(6,935,915)	—	—	(6,935,915)
Balance as of December 31, 2025	16,516,603	165,166	—	—	24,941,494	—	(22,044,821)	—	—	3,061,839
Exercise of warrants	46,747	467	—	—	537,124	—	—	—	—	537,591
Issuance of shares in asset acquisition	3,000,000	30,000	—	—	28,680,000	—	—	—	—	28,710,000
Issuance of shares pursuant to SEPA	233,678	2,337	—	—	1,758,425	—	—	—	—	1,760,762
Shares to be issued related to acquisition	—	—	—	—	—	66,990,000	—	—	—	66,990,000
Issuance of shares pursuant to the SaverOne exchange agreement	365,610	3,655	—	—	2,720,137	—	—	—	—	2,723,792
Shares to be issued related to asset acquisition	—	—	—	—	—	—	—	—	—	—
Issuance of warrants pursuant to the Letter Agreement	—	—	—	—	6,986,665	—	—	—	—	6,986,665
Stock based compensation	184,499	1,845	—	—	784,474	—	—	—	—	786,319
Net loss	—	—	—	—	—	—	(12,910,093)	—	—	(12,910,093)
Balance as of March 31, 2026	20,347,137	203,470	—	—	66,408,319	66,990,000	(34,954,914)	—	—	98,646,875
Issuance of shares in asset acquisition	3,500,000	35,000	—	—	23,730,000	—	—	—	—	23,765,000
Issuance of shares pursuant to SEPA	1,622,705	16,227	—	—	8,763,582	—	—	—	—	8,779,809
Issuance of shares pursuant to the SaverOne exchange agreement	945,251	9,453	—	—	5,037,955	—	—	—	—	5,047,408
Share swap between DFNS and VisionWave	475,590	4,756	—	—	2,653,791	—	—	—	—	2,658,547
Shares to be issued related to asset acquisition	—	—	—	—	—	23,765,000	—	—	—	23,765,000
Stock based compensation	441,386	4,414	—	—	3,075,554	—	—	—	—	3,079,968
Shares repurchased in connection with BOCA JV	—	—	(2,917,602)	(16,513,628)	6,250,078	—	—	—	10,263,550	—
Currency translation adjustment	—	—	—	—	—	—	—	11,982	7,271	19,253
Non-controlling Interest Arising on Business Combination	—	—	—	—	—	—	—	—	196,000	196,000
Net loss	—	—	—	—	—	—	(25,833,549)	—	(97,058)	(25,930,607)
Balance as of June 30, 2026	27,332,069	$273,320	(2,917,602)	$(16,513,628)	$115,919,280	$90,755,000	$(60,788,463)	$11,982	$10,369,763	$140,027,254

	Common stock		Additional	Accumulated	Total
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of September 30, 2024	11,000,000	$110,000	$151,000	$(332,119)	$(71,119)
Net loss	—	—	—	(203,724)	(203,724)
Balance as of December 31, 2024	11,000,000	110,000	151,000	(535,843)	(274,843)
Net loss	—	—	—	(28,842)	(28,842)
Balance as of March 31, 2025	11,000,000	110,000	151,000	(564,685)	(303,685)
Net loss	—	—	—	(155,521)	(155,521)
Balance as of June 30, 2025	11,000,000	$110,000	$151,000	$(720,206)	$(459,206)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Cash flows from Operating Activities:
Net loss	$(45,776,615)	$(388,087)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in fair value of other liabilities	(247,190)	—
Change in fair value of convertible notes payable	847,752	—
Change in fair value of investments	1,632,548	—
Gain on investment of marketable securities	—	(104,656)
Allowance for doubtful Notes	169,036
Loss on transfer of equity method securities	523,011	—
Amortization of debt issuance cost	6,493,972	—
Stock-based compensation	5,921,134	—
Depreciation and amortization	14,175,488	—
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	(190,599)	—
Accounts receivable	(181,519)
Due from related party	(27,500)	—
Deposit	(600,000)	—
Advances to supplier	—	(98,250)
Accounts payable and accrued expenses	1,056,962	135,000
Customer deposit	—	108,006
Deferred revenue	350,000	—
Due to related parties	(299,408)	234,147
Deferred taxes	(1,050)	—
Stock-based compensation liability	1,172,638	—
Late payment penalty on excise taxes payable	86,205	—
Late payment penalty on income taxes payable	73,855	—
Net cash used in operating activities	(14,821,280)	(113,840)

Cash flows from Investing Activities:
Proceeds from sale of marketable securities, net	—	114,375
Advance to C.M. Composite Materials Ltd	(5,799,587)	—
Purchase of property and equipment	(75,541)	—
Deposit on property, plant and equipment	(350,000)	—
Cash paid for equity method investments	(644,530)	—
Cash acquired in connection with asset acquisition	119,135	—
Acquisition of business, net of cash acquired	(68,000)	—
Cash paid for other investments	(226,650)	—
Proceeds from sale of other investments	256,337	—
Net cash (used in) provided by investing activities	(6,788,836)	114,375

Cash flows from Financing Activities:
Proceeds from issuance of convertible note, net of costs	850,000	—
Repayment of convertible notes	(892,907)	—
Proceeds from issuance of promissory note	16,975,000	—
Proceeds from loan payable	63,951	—
Repayment of loan payable	(23,840)	—
Repayment of promissory note	(9,560,270)	—
Proceeds from drawdown of SEPA	10,540,571	—
Proceeds from exercise of warrants	6,235,945	—
Net cash provided by financing activities	24,188,450	—

Effect of exchange rate changes on cash	18,343	—

Net change in cash	2,596,677	535
Cash and cash equivalents, beginning of the period	2,284,933	3,014
Cash and cash equivalents, end of the period	$4,881,610	$3,549

Supplemental cash flow information:
Interest paid	$119,176	$—
Taxes paid	$—	$—

Non cash investing and financing activities:
Debt discount on warrant issued for Notes	$6,986,655	$—
Issuance of shares pursuant to the SaverOne exchange agreement	$7,771,200	$—
Issuance of shares in asset acquisition	$64,175,000	$—
Issuance of warrants pursuant to exchange agreement	$2,340,000	$—
Note issued in asset acquisition	$16,000,000	$—
Shares to be issued related to acquisition	$90,755,000	$—
Share swap between DFNS and VisionWave	$2,658,548	$—
Non-cash repayment of Adrian Note	$1,432,509	$—
Goodwill acquired in Business Combination	$592,000	$—
NCI related to acquisition	$196,000	$—
Net assets acquired and liability assumed related to acquisition	$328,000	$—
VWAV shares were contributed (by members) in Boca JV LLC	$16,513,628	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISIONWAVE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has four wholly owned subsidiaries: VisionWave Technologies, Inc., Solar Drone Ltd, acquired on December 15, 2025 pursuant to the Share Purchase Agreement (See Note 10), VisionWave IL Ltd. (“VisionWave Israel”), acquired on March 18, 2026 (See Note 20) and VisionWave UK, Ltd, incorporated on May 22, 2026.

Note 2—Liquidity, Capital Resources and Going Concern

The Company’s primary sources of liquidity have been cash from financing activities. For the nine months ended June 30, 2026, the Company’s net loss was $45,776,615. During the nine months ended June 30, 2026, the Company used cash of $14,821,280 for operating activities. As of June 30, 2026, the Company had an accumulated deficit of $60,788,463 as of June 30, 2026. As of June 30, 2026, working capital deficit was $33,262,307 and cash was $4,881,610.

On July 25, 2025, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (the “Investor”) pursuant to which the Company has the right to sell to the Investor up to $50 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. The Company received proceeds of $10,540,571, from draw down during the nine months ended June 30, 2026.

The Company also received net proceed of $16,975,000 for loan issued during the nine months ended June 30, 2026 (See Note 14) and $850,000 from the issuance of convertible notes during the same periods.

The Company’s future capital requirements will depend on many factors, including the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional equity. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. These factors initially raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

Going Concern Assessment and Management’s Plans

In response to these conditions, on April 8, 2025, with an effective date of March 31, 2025 and as amended on July 28, 2026, the Company entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), its principal shareholder of VisionWave Technologies, Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to the Company, sufficient to fund the working capital needs through August 28, 2027. The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the Board of Directors, and only to the extent such repayment would not impair the Company’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the unaudited condensed consolidated financial statement.

Management has determined that the SEPA agreement, the agreement with Stanley Hills, cash receipts from customer arrangements, resource reallocation initiatives, additional insider investments and financing, along with its existing cash and committed affiliated support, alleviated the risk about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the unaudited condensed consolidated financial statements.

Note 3—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and nine months ended June 30, 2026 and 2025 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2025 and footnotes thereto filed with the Securities Exchange Commission (“SEC”) on Form 10-K on December 31, 2025.

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

As of April 1, 2026, the Company consolidated VWave Boca JV, LLC, a joint venture that is a variable interest entity (“VIE”) as the Company has determined that it is the primary beneficiary. In determining this, the Company evaluated whether it has (1) the power to direct the activities that most significantly impact the VIE's economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. (See Note 6 for further details).

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. dollar. The functional currency of each entity in the group is the currency of the primary economic environment in which it operates. Transactions in foreign currencies are initially recorded in source currency and converted into the functional currency at the rates of exchange prevailing on the date of the transaction.

The Company translates the financial statements from the local (functional) currency into US Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities are translated at exchange rates as of the balance sheet dates. Expenses are translated at average rates in effect for the years presented. Translation gains and losses resulting from re-measurement from functional to reporting currency are recorded in accumulated other comprehensive loss as a component of shareholders’ deficit.

Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in general and administrative expenses in the consolidated statements of operations and other comprehensive loss using the average exchange rates in effect during the period.

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

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant estimates include assumptions made in the valuation of stock options, valuation of convertible notes, fair value of assets acquired including intangible assets, useful life of intangibles, valuation of warrants, impairment of goodwill and intangible assets, recoverability of receivables and recoverability of deferred tax assets. Accordingly, the actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2026 and September 30, 2025, the Company had $4,108,462 and $1,774,899 deposits in excess of the Federal Depository Insurance Coverage, respectively. The Company has not experienced losses on these accounts.

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, Company applies its judgment to determine whether the acquired net assets meets the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents were $26,186 and $0 at June 30, 2026 and September 30, 2025, respectively.

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

Goodwill

Goodwill is the excess of consideration paid for an acquired entity over the fair value of the amounts assigned to assets acquired, including other identifiable intangible assets, net of liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, the Company performs an assessment to determine the acquisition date fair value of the acquired company’s tangible and identifiable intangible assets and liabilities.

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than it carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then the Company may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company determines fair value through multiple valuation techniques and weights the results accordingly.

The Company is required to make certain subjective and complex judgments in assessing whether goodwill may be impaired. These judgments include significant assumptions and estimates used to determine the fair value of its reporting units, such as projected revenues and related growth rates, projected operating margins and operating cash flows, discount rates, and future economic and market conditions. The Company has elected to perform its annual goodwill impairment review on July 1 of each year, initially utilizing a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount.

Other Intangible assets and amortization

The Company recognizes intangible assets that arise from contractual or other legal rights or are otherwise separable. Intangible assets acquired in a business combination or asset acquisition are measured at their acquisition-date fair value. For intangible assets acquired in a group constituting an asset acquisition, the total cost is allocated to the individual assets based on their relative fair values.

Upon initial recognition, an intangible asset is assigned an estimated useful life, representing the period over which the asset is expected to generate future economic benefits. Subsequently, intangible assets are amortized on a straight-line basis over their estimated useful lives. The resulting amortization expense is recognized within depreciation and amortization on the condensed consolidated statements of operations.

The estimated useful life of used to determine amortization are as follows:

Customer relationships	5 years
Intellectual property	5 years

Capitalized intellectual property costs include those acquired in the asset acquisitions including a propriety drone system.

Property, Plant and Equipment and depreciation

The value of property and equipment that were acquired as part of the Asset Acquisition (See Note 10) are recorded at a relative fair value assessed at the time of the acquisition less depreciation. Any additional property and equipment acquired, and any expenditures that extend the life of such assets are recorded at historical cost, including direct acquisition costs, less depreciation and impairment losses. Historical cost includes expenditures that are directly attributable to the acquisition of the items.

Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. All other repairs and maintenance costs are charged to profit or loss during the financial period in which they are incurred.

Depreciation for equipment and other assets is computed using the straight-line method at rates calculated to depreciate the cost of the assets, less their anticipated residual values, if any, over their estimated useful lives.

The estimated useful life of used to determine depreciation are as follows:

Computer and accessories	3 years
Drones	3 years
Furniture	14 years

An item of property and equipment is derecognized upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in profit or loss.

The Company evaluates the carrying value of property and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the net carrying value may not be recoverable from the entity-specific undiscounted future cash flows expected to result from our use of and eventual disposition of a long-lived asset or asset group. Events or circumstances that could trigger an impairment review of a long-lived asset or asset group include, but are not limited to: (i) a significant decrease in the market price of the asset, (ii) a significant adverse change in the extent or manner that the asset is used or in its physical condition, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of the asset, (iv) an accumulation of costs significantly in excess of original expectation for the acquisition or construction of the asset, (v) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast of continuing losses associated with the use of the asset and (vi) a more-likely-than-not expectation that the asset will be sold or disposed of significantly before the end of its previously estimated useful life. If an impairment exists, the net carrying values are reduced to fair values. The Company estimates the fair values of these long-lived assets by performing a discounted future cash flow analysis for the remaining useful life of the asset, or the remaining useful life of the primary asset in the case of an asset group. An individual asset within an asset group is not impaired below its estimated fair value. There were no impairments recorded for the three and nine months ended June 30, 2026 and 2025.

Fair Value of Financial Instruments

The fair value of the Company’s cash, current assets and current liabilities approximate the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, due to their short-term nature.

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

As of June 30, 2026, other than the convertible notes discussed below, the Company did not hold any financial assets or liabilities that were measured at fair value on a recurring or nonrecurring basis.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average shares outstanding for the year. Diluted loss per share is computed by giving effect to all potential shares of common stock to the extent dilutive. For the three and nine months ended June 30, 2026 and 2025, the Company’s diluted weighted-average shares outstanding is equal to basic weighted-average shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per unit since such inclusion would have been anti-dilutive. At June 30, 2026 and 2025, potentially dilutive securities include the public warrants, stock options and the convertible promissory notes.

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

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the guidance in ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the Company applied the following five-step model that requires entities to exercise judgment:

(1) Identify the contracts or agreements with a customer: The Company’s revenue is derived from the customer orders evidenced by invoices issued. Orders placed by customers constitute the Company’s contracts with customers.

(2) Identifying the performance obligations in the contract or agreement: The contract with the customer contains a single performance obligation: delivery of the service to the customer.

(3) Determine the transaction price: The Company requires a full prepayment from the customer at a fixed price per unit based on the terms of the invoice with the customer and before the shipment of products. The transaction price is the amount that reflects the consideration which the Company expects to receive.

(4) Allocate the transaction price to the separate performance obligations: All transaction prices are allocated to the single performance obligation.

(5) Recognize revenue as each performance obligation is satisfied: This performance obligation is satisfied when the service is performed.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Cost of Revenue

The Company’s cost of revenue is comprised of costs related to its commercial revenue, including direct costs and indirect costs associated with the offering of its service.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2026 and September 30, 2025. Interest and penalties related to Bannix Acquisition for the three and nine months ended June 30, 2026 were $24,627 and $73,854, respectively. There were no interest and penalties related to Bannix Acquisition for the three and nine months ended June 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable represent unconditional rights to consideration arising from the Company’s provision of goods or services to customers. Accounts receivable are recorded at the invoiced amount and generally do not bear interest. The Company presents accounts receivable net of an allowance for credit losses.

The Company estimates expected credit losses in accordance with ASC 326, Financial Instruments—Credit Losses. The allowance for credit losses represents the Company’s estimate of credit losses expected over the contractual life of its accounts receivable. The estimate is based on relevant information available at each reporting date, including historical credit loss experience, the aging and composition of outstanding receivables, customer-specific credit information, current economic conditions, and reasonable and supportable forecasts of future economic conditions.

Noncontrolling Interests

Noncontrolling interests represent the portion of the equity of consolidated subsidiaries and VIEs that is not attributable, directly or indirectly, to the Company. Noncontrolling interests are reported separately within stockholders’ equity in the consolidated balance sheets, except for redeemable noncontrolling interests that are required to be presented outside of permanent equity.

The carrying amount of noncontrolling interests is adjusted for the noncontrolling interest holders’ share of net income or loss, other comprehensive income or loss, capital contributions, distributions, and other changes in the equity of the consolidated entity. Net income or loss and each component of other comprehensive income or loss are attributed to the Company and the noncontrolling interests based on their respective economic interests, including applicable ownership percentages and any substantive contractual profit-and-loss allocation provisions. Losses are attributed to noncontrolling interests even when such attribution results in a deficit noncontrolling interest balance.

Changes in the Company’s ownership interest in a consolidated subsidiary or VIE that do not result in a loss of control are accounted for as equity transactions. No gain or loss is recognized in consolidated net income. The difference between the consideration paid or received and the adjustment to the carrying amount of the noncontrolling interest is recognized directly in equity attributable to the Company.

If the Company ceases to be the primary beneficiary of a VIE or otherwise loses its controlling financial interest, the Company deconsolidates the entity. Upon deconsolidation, the Company derecognizes the former subsidiary’s assets, liabilities, and noncontrolling interests, recognizes any retained investment at fair value, and recognizes the resulting gain or loss in earnings.

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

Note 4 — Recapitalization

As outlined in Note 1, the Company consummated the Reverse Acquisition with VisionWave Technologies on July 14, 2025.

Pursuant to and in accordance with the terms set forth in the Merger Agreement, (a) Parent Merger Sub merged with and into Bannix, with Bannix continuing as the surviving entity (the “Parent Merger”), as a result of which, (i) Bannix became a wholly owned subsidiary of VW Holdings, and (ii) each issued and outstanding share of Bannix immediately prior to the effective time of the Parent Merger (the “Parent Merger Effective Time”) (other than shares of Bannix Common Stock that have been redeemed or are owned by Bannix or any of its direct or indirect subsidiaries as treasury shares and any Dissenting Parent Shares) was automatically cancelled in exchange for one share of common stock, par value $0.001 of VW Holdings, each Bannix Warrant automatically converted into one warrant to purchase shares of VW Holdings Common Stock on substantially the same terms and conditions and each Bannix’s Right automatically converted into the number of shares of VW Holdings Common Stock that would have been received by the holder of such Bannix Right if it had been converted upon the consummation of a Business Combination in accordance with Bannix’s organizational document and, (b) immediately following the consummation of the Parent Merger but on the same day, Company Merger Sub merged with and into Target, with Target continuing as the surviving entity (the “Company Merger”, and, together with the Parent Merger, the “Mergers”), as a result of which, (i) Target became a wholly owned subsidiary of VW Holdings, and (ii) each issued and outstanding security of Target immediately prior to the effective time of the Company Merger (the “Company Merger Effective Time”) (other than any cancelled Shares or dissenting shares) were no longer be outstanding and were automatically cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VW Holdings. The Mergers and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Reverse Acquisition.”

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

Transaction Proceeds

Upon closing of the Reverse Acquisition, the Company acquired cash of $1,169,746 as a result of the Reverse Acquisition, and paid total transaction costs of $1,145,900. The following table reconciles the elements of the Reverse Acquisition to the consolidated statement of cash flows and the consolidated statement of changes in stockholders’ deficit.

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

Note 5 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Insurance premium	$4,411	$83,833
Interest receivable	107,821	—
Deposit on asset	—	10,000
Prepaid consulting fees	50,500	50,000
Other prepaid expenses	117,708	261
Legal retainer	85,000	35,000
VAT receivable	10,072	—
Other deposits	25,420	6,525
Due from underwriters	3,930	3,930
Total	$404,863	$189,549

Note 6 — Investments

Equity Method Investments

SaverOne

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

At the close of stage 1 of the agreement, the Company issued 365,610 shares valued at $2,723,792 to SaverOne in exchange for 148,584 shares of SaverOne. At the close of stage 2 and 3 of the agreement, the Company issued 945,251 shares valued $4,206,367 to SaverOne in exchange for 728,060 shares of SaverOne. Pursuant to the June 22, 2026 Assignment Agreement with Adrian Holdings S.R.L., a Costa Rican company (“Adrian”), the Company issued notice of assignment and irrevocable delivery direction issued to SaverOne to transfer 343,610 of the 876,644 shares to Adrian for repayment on Note (See Note 14).

During the nine months ended June 30, 2026, the Company purchased an additional 181,055 shares of SaverOne costing $644,528. At June 30, 2026, the Company has an ownership interest of approximately 41.5% in SaverOne which represents 714,089 SaverOne shares.

At June 30, 2026, the Company determined that approximately 195,591 additional shares of the Company with fair value of $841,041 are issuable to SaverOne under the value protection mechanism. The shares were not issued at June 30, 2026.

SaverOne is accounted for as an equity method investment at June 30, 2026, pursuant to ASC 323 Investments—Equity Method and Joint Ventures. The investment in SaverOne of $6,430,524 is included in Equity method investments on the June 30, 2026 unaudited condensed consolidated balance sheet. As of June 30, 2026, the Company did not account for the share of profit or losses of SaverOne due to unavailability of relevant financial information. As of June 30, 2026, there were no indication of impairment on this investment.

In addition, the Company issued the corresponding 543,072 shares to management at the Stage 1-3 Closing pursuant to Schedule 1.7 of the January 26, 2026 Agreement, including the applicable portion of the $3 million pool (39.1877%). At June 30, 2026, the Company determined that approximately 83,825 additional shares of the Company with fair value of $360,448 are issuable to management under the value protection mechanism. The shares were not issued at June 30, 2026. The total fair value of the shares of $2,892,159, $360,448 shares payable under the value protection mechanism at issuance date and $100,000 in shares payable awaiting finalizing of administrative processes were included in stock-based compensation on the accompanying unaudited condensed consolidated statements of operations.

Joint Venture

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

Capital Contributions and Valuation To fund and resource the JV LLC, the parties agreed to specific capital and asset contributions. TOKENIZE will contribute its intellectual property portfolio along with 897,102 shares of the Company’s common stock for 22.04% ownership of the JV, and GBT will contribute 2,020,500 shares of the Company’s common stock for 2.264% ownership of the JV. BOCA will contribute the designated projects and provide non-exclusive licenses granting the JV LLC rights to use certain background intellectual property solely for the designated projects for 37.848% ownership of the JV. The Company will provide non-exclusive licenses granting the JV LLC rights to use certain background intellectual property solely for the designated projects for 37.848% ownership of the JV.

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

Governance: The JV LLC will be governed by a three-member board, with specific governance and deadlock resolution mechanisms to be established in a separate operating agreement. TOKENIZE and GBT will not participate in the management or governance of the JV LLC. Additionally, the JV Agreement permits the Company to appoint a director to BOCA’s board; any reciprocal appointment of a BOCA designee to the Company’s board remains subject to approval by the Company’s independent directors, compliance with Nasdaq rules, and, if applicable, shareholder approval. The Company has appointed its CEO as the Managing Member of the JV.

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

The transaction was closed on April 1, 2026.

As of June 30, 2026, the JV LLC, a variable interest entity consolidated by the Company, held 2,917,602 shares of the Company's common stock. These shares were contributed to the JV LLC by GBT Tokenize Corp. and GBT Technologies, Inc. in connection with the JV LLC's formation and are presented as treasury stock within the Company's consolidated statement of stockholders' equity. These shares are excluded from the weighted-average shares used in the Company's computation of basic and diluted earnings per share.

No gain or loss is recognized in the Company's consolidated statements of operations from changes in the fair value of these shares, consistent with the Company's policy of not recognizing gains or losses on transactions or remeasurements involving its own equity securities.

These shares remain subject to transfer restrictions under the Strategic Joint Venture Agreement dated January 9, 2026 (the “JV Agreement”), pursuant to which they may not be sold, assigned, transferred, pledged, hypothecated, encumbered, or otherwise disposed of without the prior written consent of the other party to the JV Agreement, subject to limited permitted-transfer exceptions. The JV Agreement does not specify a fixed expiration date for this restriction.

VWave Boca JV, LLC is a VIE for which the Company has determined that it is the primary beneficiary as it has the power to direct significant activities and obligations to absorb losses or right to receive benefits and therefore consolidates the JV and records non-controlling interest.

The Company contributed access by license in its intellectual property with a carrying value of zero in exchange for its investment in VWave Boca JV, LLC. The Company’s shares of common stock contributed by the other members have been accounted for as treasury stock. The Company’s share of the income (loss) reported by the JV are consolidated in the accompanying condensed consolidated statements of operations. On April 1, 2026, the acquisition date, total treasury stock at cost was $16,513,627, non-controlling interest of other members was $10,263,550 and additional paid in capital related to the treasury stock was $6,250,078.

Investment in VWAV BOCA JV LLC — Restricted Shares and Contingent Termination

As of June 30, 2026, VWAV BOCA JV LLC (the “JV LLC”) held 2,917,602 shares of the Company's common stock, contributed by GBT Tokenize Corp. and GBT Technologies, Inc. (“Tokenize” and “GBT”) in connection with the JV LLC's formation. These shares may not be sold, assigned, transferred, pledged, hypothecated, encumbered, or otherwise disposed of by the JV LLC without the prior written consent of the other party to the Strategic Joint Venture Agreement dated January 9, 2026 (the “JV Agreement”), subject to limited permitted-transfer exceptions. The JV Agreement does not specify a fixed expiration date for this restriction.

The JV Agreement further provides that if no Designated Project generates revenue prior to April 1, 2027, the JV Agreement may be terminated, in which case the consideration contributed by each party, including the shares described above, would be returned to its original contributor (Tokenize and GBT, in the case of these shares) without compensation. This termination right is exercisable only upon mutual written agreement of BOCA and the Company, or by the Company if its board of directors determines in good faith that continuation would violate its fiduciary duties to shareholders; it is not automatic. As of June 30, 2026, no designated project had generated revenue. If this termination right were exercised, the Company would derecognize its interest in the JV LLC and account for the effects of the JV's dissolution in the period of termination.

No gain or loss has been recognized by the Company related to changes in the fair value of the shares described above, as such shares represent the Company's own equity securities.

Other Investments

T3 Defense Inc. (“DFNS”) share swap

On May 17, 2026, the Company entered into a Share Exchange and Swap Agreement (the “Agreement”) with T3 Defense Inc. (“DFNS”), a Nasdaq-listed company. Pursuant to the Agreement, the Company agreed to issue and deliver to DFNS 475,492 newly issued shares of the Company’s common stock (the “VWAV Exchange Shares”). In exchange, DFNS to issue to the Company 6,000,000 newly issued shares of DFNS common stock. On May 8, 2026, the Company issued 475,590 shares to DFNS and received 6,000,000 shares of DFNS representing 9.96% ownership of DFNS. At June 30, 2026, fair value of the investment in DFNS of $1,026,000 is recorded in other investments on the unaudited condensed consolidated balance sheet. For the three and nine months ended June 30, 2026, a loss on the investment of $1,632,548 is included in change in fair value of other investments on the unaudited condensed consolidated statements of operations.

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

At June 30, 2026, total advances to C.M. Composite Materials Ltd. of $1,098,245 is included in notes receivable on the unaudited condensed consolidated balance sheets.

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

During the nine months ended June 30, 2026, the Company advanced to the Target a total of $4,532,306 which is included in note receivable at June 30, 2026 on the unaudited condensed consolidated balance sheets. For the three and nine months ended June 30, 2026, interest income of $93,970 and $107,821 is accrued and included in interest income on the unaudited condensed consolidated statements of operations.

VisionWave Israel advances

On June 30, 2026, the VisionWave Israel advanced VIP Lux Travel Ltd. NIS 500,000 (approximately $169,036) to finance working capital and general corporate purposes. The advance is due on demand.

On July 9, 2026, VisionWave Israel Ltd. entered into a loan agreement with VIP Lux Travel Ltd. pursuant to which the Company advanced an additional loan of NIS 1.0 million to a previous NIS 0.1 million advanced early July, which, together with an existing advance was consolidated into a single loan with an aggregate principal balance of NIS 1.1 million. The proceeds of the additional borrowing are intended to finance working capital and general corporate purposes.

The consolidated loan bears interest at a fixed annual rate of 6.0% and is payable in accordance with an agreed amortization schedule consisting of periodic principal and interest payments through the contractual maturity date of February 1, 2027. Total contractual interest payable over the remaining term of the loan is approximately NIS 19,250. The loan may be prepaid in accordance with the terms of the agreement.

The loan is secured by a first-priority mortgage on a residential property owned by a third-party guarantor, together with related security interests and customary remedies upon an event of default. Events of default include, among other things, payment defaults, insolvency events, certain judgments or liens, breaches of the loan or security agreements, and other customary default provisions, any of which may permit the lender to accelerate all amounts outstanding.

In July 2026, VIP Lux filed for bankruptcy. The Company assessed the receivable from VIP Lux and determined a 100% credit loss on the outstanding balance at June 30, 2026. For the three and nine months ended June 30, 2026 and 2025, the allowance for doubtful notes was included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

The following table summarizes the Company’s notes receivable as of June 30, 2026:

C.M. Composite Materials Ltd	$1,098,245
Side Letter Agreement – C.M, Giza and Mati	4,532,306
Notes Receivable	$5,630,551

Note 8 — Property, Plant and Equipment, Net

Property and equipment, net consisted of the following at June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Computer and accessories	$357,893	$—
Furniture	9,493	—
Drones	7,122	—
Total cost	374,508	—
Accumulated depreciation	(204,348)	—
Net book value	$170,160	$—

Depreciation expense was $13,774 and $0 for the three months ended June 30, 2026 and 2025, respectively, and $21,116 and $0 for the nine months ended June 30, 2026 and 2025, respectively.

At June 30, 2026 and September 30, 2025, $360,000 and $0 deposit, respectively, on boat purchase is included in other non-current assets on the accompanying unaudited condensed consolidated balance sheets.

Note 9 — Acquisition of Junko Solar Ltd

On March 11, 2026, SolarDrone entered into a Consulting and Share Purchase Agreement (the “Junko Agreement”) with Mr. Amos Cohen, the controlling shareholder of Junko Solar Ltd., an Israeli company engaged in solar panel maintenance and cleaning services. Pursuant to the Junko Agreement, SolarDrone agreed to acquire 51% of the issued and outstanding shares of Junko Solar Ltd. (the “Junko Transaction”). The parties agreed on a pre-money valuation of Junko Solar of $400,000, and SolarDrone agreed to purchase the 51% controlling interest for an aggregate purchase price of $204,000. The purchase price will be paid in three equal installments:

 ●$68,000 upon execution of the Agreement

●$68,000 within 35 days

 ●$68,000 within 35 days thereafter

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

As part of the Transaction, Junko Solar Ltd. will transfer operational activities related to solar panel cleaning and maintenance services, including customer relationships, business opportunities, and related operational assets to SolarDrone. SolarDrone will manage and operate the business going forward. The transaction was closed on April 1, 2026 and was accounted for as a business combination under ASC 805.

Purchase Price Allocation

The preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Consideration paid	$204,000
% of Junk acquired	51%
Total fair value of Junko’s net assets	$400,000

Assets Acquired:
Accounts receivable	$10,691
Other receivables	33,883
Property & equipment	107,349
Customer relationships	90,000
Total Assets Acquired	241,923

Liabilities Assumed:
Bank loan	253,072
Accounts and other payables	49,733
Related party payable	110,118
Deferred tax liability	21,000
Total liability assumed	433,923
Goodwill	592,000
Net asset acquired	$400,000

The purchase price allocation remains preliminary and subject to adjustment during the measurement period, which extends through one year after the acquisition date. During the measurement period, the Company may record adjustments to the provisional amounts recognized for assets acquired and liabilities assumed based on additional information obtained about facts and circumstances that existed as of the acquisition date.

The excess of the fair value of the consideration transferred over the fair value of the identifiable net assets acquired was recorded as goodwill of $592,000 at April 1, 2026 in the condensed consolidated balance sheets. The goodwill recognized is primarily attributable to expected synergies from integrating SolarDrone’s operations with the Company’s. At acquisition date, $196,000 of the fair value of identifiable net assets of Junko was allocated to non - controlling interests.

All intangible assets acquired are subject to amortization and their associated estimated acquisition date fair values are as follows:

Intangible assets	Estimated useful life	Acquisition date fair value
Customer relationships	5 years	$90,000

The consolidated financial statements of the Company include the results of operations of Junko from April 1, 2026 through June 30, 2026 and do not include results of operations for periods prior to April 1, 2026. The results of operations of Junko from April 1, 2026 to June 30, 2026 included total expenses and a net loss of $89,525 of which $45,658 is attributable to the Company and $43,867 to non-controlling interests.

Note 10 — Asset Acquisitions

Solar Drone

On December 3, 2025, the Company entered into a Share Purchase Agreement (the “Solar Drone Agreement”) with BladeRanger Ltd., a company organized under the laws of Israel and listed on the Tel Aviv Stock Exchange under the ticker “BLRN” (“BladeRanger”), and, solely for purposes of acknowledgment and certain covenants therein, Solar Drone Ltd., an Israeli corporation engaged in the development of solar-powered drone technology (the “Solar Drone”). On December 15, 2025, the Company entered into Amendment No. 1 to the Solar Drone Agreement to provide that, in consideration for all of the issued and outstanding shares of Solar Drone, the Company shall issue and deliver to BladeRanger (or its designee(s)) 1,500,000 shares of the Company’s common stock (the “Company Shares”) valuated at $11,700,000 and 300,000 Pre-Funded Common Stock Purchase Warrants (the “Initial PFWs”) valued at $2,340,000. Further, the Company has agreed that if the average daily volume-weighted average price (“VWAP”) of the Company’s common stock for the five Trading Day period immediately preceding the date of effectiveness of the registration statement registering the resale of the Company Shares is less than $12.00 per share, the Pre-Funded Common Stock Purchase Warrants (the “Pre-Funded Warrants”) to purchase a number of additional shares of the Company’s common stock (the “Warrant Shares”) equivalent to the difference between $21,600,000 and the aggregate value of the Company Shares based on such VWAP, such that the aggregate consideration has a value of $21,600,000. The Company has determined that the value of these contingent Warrant Shares was $0 at acquisition date and June 30, 2026.

In July 2026, the Company determined that an additional 3,875,000 Pre-Funded Warrant is payable BladeRanger following effectiveness of the registration statement registering the resale of the Company Shares.

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

The following table summarizes the acquisition date fair value of the assets acquired and the liabilities assumed:

Amounts Recognized as of Acquisition Date
Total Consideration	$14,040,000

Cash	$119,135
Other Receivables	831
Fixed Assets (a)	8,387
Intangible assets (b)	14,029,591
Other Payables	(17,582)
Due to related party (c)	(100,362)
Net assets acquired	$14,040,000

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

The following table summarizes the acquisition date fair value of the asset acquired:

Amounts Recognized as of Acquisition Date
Total Consideration	$105,700,000

Intellectual Property (QuantumSpeed)	$105,700,000

Asset acquired	$105,700,000

xClibre

On April 10, 2026, the Company entered into an Asset Purchase Agreement with Dream America Marketing Services, Ltda. to acquire all right, title, and interest in certain intellectual property assets related to xClibre technology. The acquired assets consist solely of intellectual property.

In consideration for the assigned intellectual property, the Company agreed to provide aggregate consideration consisting of up to 7,000,000 shares of the Company’s common stock and a $6,000,000 promissory note. At the closing of the transaction, the Company issued 3,500,000 shares of common stock and executed the $6,000,000 promissory note.

The issuance of the remaining 3,500,000 contingent shares is subject to obtaining satisfactory proof-of-concept results and Nasdaq Shareholder Approval. The Company has agreed to use commercially reasonable efforts to obtain this proof-of-concept approval no later than nine months following the closing date. The proof-of-concept was obtained in April 2026.

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

The following table summarizes the acquisition date fair value of the asset acquired:

Amounts Recognized as of Acquisition Date
Total Consideration	$53,530,000
Cost related to acquisition	70,000
Fair value of the asset acquired	$53,600,000

Intellectual Property (xClibre)	$53,600,000

Asset acquired	$53,600,000

Note 11 — Goodwill and Other Intangible Assets

Goodwill

As of June 30, 2026, the carrying amount of goodwill was $592,000 (See Note 11). There was no impairment of goodwill for the three and nine months ended June 30, 2026.

Other Intangible Assets

As noted in Notes 10, on December 15, 2025 and January 5, 2026, the Company acquired intellectual property from the acquisition of Solar Drone and QuantumSpeed, respectively. Solar Drone is a drone-based industrial technology platform providing automated cleaning and inspection solutions for utility-scale solar installations and high-voltage electrical infrastructure. The core asset is a proprietary, field-proven drone system that replaces manual, ground-based, and helicopter-based maintenance with autonomous drone operations, improving energy output, safety, and operational reliability while reducing costs and downtime.

QuantumSpeed is currently in a proof-of-concept and system architecture phase, where core mathematical, algorithmic, and architectural principles have been defined and validated at a prototype level.

The Company also acquired intellectual property xClibre from Dream America (See Note 10).

At acquisition dates, the fair value of intellectual property are as follows:

Intellectual Property	Acquisition date fair value
SolarDrone	$14,029,591
QuantumSpeed	105,700,000
xClibre	53,600,000
$173,329,591

The following table summarized intangible assets of the Company:

	Estimated Useful Life (years)	June 30, 2026	September 30, 2025
Intellectual property	5	$173,329,591	$—
Customer relationship	5	90,000	—
		173,419,591	—
Accumulated amortization		(14,154,373)	—
Net book value		$159,265,218	$—

Amortization of the intangible asset during the three and nine months ended June 30, 2026 was $8,340,569 and $14,154,373, respectively, and there were no amortization charges during the three and nine months ended June 30, 2025.

The future amortization of the intangible asset is as follows:

Fiscal Year	Amount
Remainder of 2026	$8,670,980
2027	34,683,918
2028	34,683,918
2029	34,683,918
2030	34,683,918
Thereafter	11,858,566
Total unamortized intangible assets	$159,265,218

Note 12 — Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following as of June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Underwriter’s marketing fee (See Note 17)	$1,800,000	$1,800,000
Vendors payable	1,593,684	939,192
Accrued compensation expense	131,001	359,667
Franchise tax payable	417,323	267,323
Insurance premium financing	—	71,851
Accrued interest expense	1,076,099	49,914
Other payables and accrued expenses	439,574	429,887
Total	$5,457,681	$3,917,834

Note 13 — Excise Tax Payable

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

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions to such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by the Company, in connection with a Business Combination, extension vote or otherwise, may be subject to this excise tax. Consequently, any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination, but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Prior to the consummation of the Reverse Acquisition, Bannix’s common stockholders exercised their right to redeem their shares for a pro rata portion of the funds in Bannix’s Trust Account. As a result of these redemptions, Bannix estimated the excise tax liability and applicable interest and penalties pursuant to the IR Act. At the consummation of the Reverse Acquisition, $888,332 of excise tax liability, inclusive of excise tax interest and penalties, is assumed. For the three months ended June 30, 2026 and 2025, $26,383 and $0, respectively of interest and penalties is estimated on the excise tax balance and included in general and administrative expenses on the unaudited condensed consolidated statements of operations. For the nine months ended June 30, 2026 and 2025, $86,204 and $0, respectively, of interest and penalties is estimated on the excise tax balance and included in general and administrative expenses on the unaudited condensed consolidated statements of operations. As of June 30, 2026 and September 30, 2025, $1,029,244 and $943,039 of excise tax liabilities, respectively, inclusive of interest and penalties is recorded in the unaudited condensed consolidated balance sheets.

Management believes that the federal stock repurchase excise tax does not apply to the Company’s business combination based on the specific facts and circumstances of the transaction. However, because the application of the excise tax to de-SPAC transactions remains subject to interpretation and uncertainty, the Company has continued to recognize the related liability, including estimated interest and penalties, in its financial statements pending final resolution of its accounting assessment.

Note 14 — Promissory Notes

The following table presents promissory Note balances at June 30, 2026 and September 30, 2025.

	June 30, 2026	September 30, 2025
Evie Autonomous Extension Notes	$1,003,995	$1,003,995
YA II PN Letter Agreement	6,761,681	—
Adrian Note	8,567,491	—
Dream Note	6,000,000	—
	$22,333,167	$1,003,995

Evie Autonomous LTD

Prior to the consummation of the Reverse Acquisition, Bannix issued unsecured promissory notes to Evie Autonomous LTD (“Evie”) with a principal amount of $1,003,995 (the “Evie Autonomous Extension Notes”). The Evie Autonomous Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of Bannix’s initial Business Combination, or (b) the date of Bannix’s liquidation. On December 26, 2024 and amended on May 27, 2025, Bannix entered into an agreement to defer payment of the Evie Autonomous Extension Notes. Under the deferment agreement, these amounts will not become payable until any Pre-Paid Advance issued in connection with the SEPA is repaid in full (See Note 19). The balance of $1,003,995 was assumed at the close of the Reverse Acquisition. As of June 30, 2026 and September 30, 2025, the balance of $1,003,995, owing to Evie is reported as promissory notes – Evie on the accompanying unaudited condensed consolidated balance sheets.

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

Total debt issuance cost of $10,411,665 includes the $3,000,000 OID, $25,000 legal fees and $6,986,665 warrants value at issuance date and $400,000 payment premium. Debt issuance cost is amortized over the term of the Note using the effective interest rate method. During the three and nine months ended June 30, 2026, $8,779,809 and $9,560,270, respectively, was repaid on the YA II PN Note. For the three months and nine months ended June 30, 2026, total amortized debt issuance cost of $4,606,282 and $6,333,616 was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. At June 30, 2026 and September 30, 2025, the balance of the YA II PN Notes of $6,761,681 and $0, respectively, recorded in promissory notes - YA II PN on the accompanying unaudited condensed consolidated balance sheets, includes $4,078,049 and $0, respectively of unamortized debt issuance cost.

Adrian Note

As stated in Note 10, on January 5, 2026, the Company issued a $10 million promissory note pursuant to the Adrian Asset Purchase Agreement (the “Adrian Note”). The loan accrues interest at a rate of 12% per annum with a 1% reduction in the interest rate for every $1,000,000 of payment. The loan matures on January 5, 2027. For the three and nine months ended June 30, 2026, pursuant to the June 22, 2026 assignment of exchange rights, joinder and partial satisfaction of note agreement (the “Assignment Agreement”) with Adrian, and the notice of assignment and irrevocable delivery direction to SaverOne, 343,610 of the 876,644 were issued to Adrian for repayment on Note at an agreed upon value of $1,432,509 was applied to the loan. Since the fair value of the shares and the agreed upon value differed at the time of transfer, the Company recognized a loss on disposal of the shares of $552,697 which is included in loss on disposal of investments on the accompanying unaudited condensed consolidated statements of income.

For the three and nine months ended June 30, 2026 and 2025, interest expense of $285,074 and $564,526, respectively, on the Adrian Note is included in interest expense on the accompanying unaudited condensed consolidated statements of operations. At June 30, 2026, the balance of the Adrian Note of $8,567,491 is included in promissory notes on the accompanying unaudited condensed consolidated balance sheet.

Dream Note

As stated in Note 10, on April 10, 2026, the Company issued a $6 million promissory note pursuant to the Asset Purchase Agreement with Dream America Marketing Services, Ltda (the “Dream Note”). The loan accrues interest at a rate of 12% per annum with a 1% reduction in the interest rate for every $1,000,000 of payment. The loan matures on April 10, 2027. For the three and nine months ended June 30, 2026 and 2025, interest expense of $159,781 on the Dream Note is included in interest expense on the accompanying unaudited condensed consolidated statements of operations. At June 30, 2026, the balance of the Dream Note of $6,000,000 is included in promissory notes on the accompanying unaudited condensed consolidated balance sheet.

Note 15 — Loan Payable

On May 8, 2023, Junko entered into a loan agreement (the “May 2023 Loan”) with an original principal amount of NIS 100,000. At the close of the business combination with Junko, the Company acquired $6,887 of the loan balance. The loan bears interest at a variable rate based on the Israeli prime rate plus an applicable margin (8.23% as of June 30, 2026) and matures on September 30, 2028. Principal and interest are payable in monthly installments. During the three and nine months ended June 30, 2026, interest on the May 2023 Loan of $142 is accrued and included in interest expenses on the unaudited condensed consolidated statements of operations. At June 30, 2026, the outstanding principal balance of $6,642 as of June 30, 2026 is included on loan payable on the accompanying unaudited condensed consolidated balance sheets.

On November 9, 2023, Junko entered into a loan agreement (the “November 2023 Loan”) with an original principal amount of NIS 100,000. At the close of the business combination with Junko, the Company acquired $12,755 of the loan balance. The loan bears interest at a variable rate based on the Israeli prime rate plus an applicable margin (8.23% as of June 30, 2026) and matures on March 20, 2027. Principal and interest are payable in monthly installments. During the three and nine months ended June 30, 2026, interest on the November 2023 Loan of $152 is accrued and included in interest expenses on the condensed consolidated statements of operations. At June 30, 2026, the outstanding principal balance of $10,168 as of June 30, 2026 is included on loan payable on the unaudited condensed consolidated balance sheets.

On January 30, 2025, Junko entered into a loan agreement (the “January 2025 Loan”) with an original principal amount of NIS 700,000. At the close of the business combination with Junko, the Company acquired $191,740 of the loan balance. The loan bears interest at a variable rate based on the Israeli prime rate plus an applicable margin (7.81% as of June 30, 2026) and matures on January 20, 2031. Principal and interest are payable in monthly installments. During the three and nine months ended June 30, 2026, interest on the January 2025 Loan of $3,864 is accrued and included in interest expenses on the unaudited condensed consolidated statements of operations. At June 30, 2026, the outstanding principal balance of $190,942 as of June 30, 2026 is included on loan payable on the unaudited condensed consolidated balance sheets.

On March 11, 2025, Junko entered into a loan agreement (the “March 2026 Loan”) with an original principal amount of NIS 54,800. At the close of the business combination with Junko, the Company acquired $11,809 of the loan balance. The loan bears interest at a variable rate based on the Israeli prime rate plus an applicable margin (7.6% as of June 30, 2026) and matures on July 11, 2027. Principal and interest are payable in monthly installments. During the three and nine months ended June 30, 2026, interest on the March 2026 loan of $228 is accrued and included in interest expenses on the unaudited condensed consolidated statements of operations. At June 30, 2026, the outstanding principal balance of $10,251 as of June 30, 2026 is included on loan payable on the unaudited condensed consolidated balance sheets.

On February 22, 2026, Junko entered into a loan agreement (the “February 2026 Loan”) with an original principal amount of NIS 96,000. At the close of the business combination with Junko, the Company acquired $29,883 of the loan balance. The loan bears interest at a variable rate based on the Israeli prime rate plus an applicable margin (8.2% as of June 30, 2026) and matures on February 15, 2031. Principal and interest are payable in monthly installments. During the three and nine months ended June 30, 2026, interest on the February 2026 loan of $673 is accrued and included in interest expenses on the unaudited condensed consolidated statements of operations. At June 30, 2026, the outstanding principal balance of $30,244 as of June 30, 2026 is included on loan payable on the unaudited condensed consolidated balance sheets.

On April 6, 2026, Junko entered into a loan agreement (the “April 2026 Loan”) with an original principal amount of NIS 200,000. The loan bears interest at a variable rate based on the Israeli prime rate plus an applicable margin (7.5% as of June 30, 2026) and matures on October 20, 2026. Principal and interest are payable in monthly installments. During the three and nine months ended June 30, 2026, interest on the April 2026 loan of $1,068 is accrued and included in interest expenses on the unaudited condensed consolidated statements of operations. At June 30, 2026, the outstanding principal balance of $44,936 as of June 30, 2026 is included on loan payable on the unaudited condensed consolidated balance sheets.

The following table summarizes loan balances at June 30, 2026 and September 30, 2025.

Loan	June 30, 2026	September 30, 2026
May 2023	$6,642	$—
November 2023	10,168	—
January 2025	190,942
May 2026	10,251	—
March 2026	30,244	—
February 2026	44,936	—
	293,183	—
Short term portion	108,010	—
Long term portion	185,173	—
	$293,183	$—

Note 16 — Warrants

As stated in Note 14, concurrently with the issuance of the YA II PN Note, the Company issued to the Investor the Warrant to purchase 1,333,333 shares of Common Stock at an exercise price of $9.00 per share, exercisable for a term of five years from issuance. The Company accounted for the Warrant in accordance with the guidance contained in ASC 815 whereby under that provision these warrants met the criteria for equity treatment. As such, these warrants are recorded at fair value at issuance date.

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

The fair value of the Warrants on February 26, 2026 of $6,986,665, was included as debt issuance cost related to the YA II PN Notes (See Note 14).

Note 17 — Related Party Transactions

Due to Related Parties

Prior to the consummation of the Reverse Acquisition, Bannix entered into various transactions with related parties to fund working capital needs. A total of $2,124,212 owing to these related parties was assumed at the close of the Reverse Acquisition. The following table summarizes the related party balances as of June 30, 2026, and September 30, 2025,

	June 30, 2026	September 30, 2025
Suresh Yezhuvath	$—	$223,960
Instant Fame and affiliated parties (1)	840,000	840,000
Stanley Hills (3)(4)	785,252	785,252
Accrued executive compensation (2)	—	250,000
Anat Attia	251,832	335,280
IGOR (5)	258,000	—
	$2,135,084	$2,434,492

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

(4) VisionWave Technologies related party transactions

Stanley Hills, LLC, a corporation wholly owned by Anat Attia, paid the entire company expenses for VisionWave Technologies Inc., as well as funded the Company’s bank and brokerage accounts, on behalf of the Company. On April 8, 2025, with an effective date of March 31, 2025 and as amended on July 28, 2026, the Company entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of VisionWave Technologies. Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to the Company, sufficient to fund the working capital needs through August 28, 2027. The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans, or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the Board of Directors, and only to the extent such repayment would not impair the Company’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the financial statement.

On January 19, 2026, the Company and Yorkville Advisors amended the SEPA to provide that the prepaid advance would no longer constitute an advance under the SEPA but instead be evidenced by stand-alone promissory notes. During the three and nine months ended June 30, 2026, Stanley Hills provided funding of $0 and $500,000 to the Company, respectively. During the three and nine months ended June 30, 2026, the Company made a partial payment of $0 and $500,000 to Stanley Hills, LLC, respectively; the deferral agreement remains in effect and was not amended, and Yorkville Advisors has not delivered any notice of default under the SEPA or the related promissory notes.

During the nine months ended June 30, 2026, a total of $500,000 and $270,000 was repaid on the Stanley Hill and Anat Attia balances, respectively. During the three and nine months ended June 30, 2026, Anat Attia paid $728 and $82,552 of expenses on behalf of the Company and advanced the Company $0 and $100,000, respectively. As of June 30, 2026 and September 30, 2025, the balance of $785,252 owing to Stanley Hills, LLC is included in due to related parties on the unaudited condensed consolidated balance sheets, respectively. As of June 30, 2026 and September 30, 2025, the balance of $251,832 and $335,280, respectively, owing to Anat Attia is included in due to related parties on the unaudited condensed consolidated balance sheets.

(5) IGOR

During the three and nine months ended June 30, 2026, an affiliate of Stanley Hills, paid $258,000 of operating expenses on behalf of the Company. The balance of $258,000 at June 30, 2026 is due on demand and included in due to related parties on the unaudited condensed consolidated balance sheets.

Due from related party

During the year ended September 30, 2025, the Company advanced against compensation $120,000 to the Executive Chairman and acting CEO. For the three and nine months ended June 30, 2026, the Company advanced to that executive an additional $0 and $27,500 against compensation, respectively. As of June 30, 2026 and September 30, 2025, $147,500 and $120,000 is advanced against compensation to the executive Chairman and acting CEO and reported in due from related party balance on the unaudited condensed consolidated balance sheets, respectively.

Note 18 — Convertible Notes Payable

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

During the three and nine months ended June 30, 2026, the Company repaid $99,176 and $396,704, respectively on the July 2025 Notes which includes $42,504 interest. For the three months ended June 30, 2026 and 2025, total amortized debt issuance cost of $12,877 and $0 was included in interest expense on the accompanying unaudited condensed consolidated statements of operations, respectively. For the nine months ended June 30, 2026 and 2025 total amortized debt issuance cost of $45,463 and $0 was included in interest expense on the accompanying unaudited condensed consolidated statements of operations, respectively. For the three months ended June 30, 2026 and 2025, total interest expense $6,376 and $0 was included in interest expense on the accompanying unaudited condensed consolidated statements of operations, respectively. For the nine months ended June 30, 2026 and 2025, total interest expense $31,878 and $0 was included in interest expense on the accompanying unaudited condensed consolidated statements of operations, respectively. At June 30, 2026 and September 30, 2025, the balance of the July Notes of $0 and $308,737, respectively, recorded in convertible notes payable on the accompanying unaudited condensed consolidated balance sheets, includes $0 and $45,463, respectively of unamortized debt issuance cost.

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

During the three and nine months ended June 30, 2026, the Company repaid $124,614 and $290,766, respectively on the October 2025 Notes. For the three months ended June 30, 2026 and 2025, total amortized debt issuance cost of $14,012 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. For the nine months ended June 30, 2026 and 2025, total amortized debt issuance cost of $42,035 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended June 30, 2026 and 2025, total interest expense $10,681 and $0, respectively, and $35,374 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. At June 30, 2026 and September 30, 2025, the balance of the October Notes of $1,269 and $0, respectively, recorded in convertible notes payable on the accompanying unaudited condensed balance sheets, includes $4,665 and $0, respectively of unamortized debt issuance cost.

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

During the three and nine months ended June 30, 2026, the Company repaid $247,940 on the November 2025 Notes. For the three months ended June 30, 2026 and 2025, total amortized debt issuance cost of $17,533 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. For the nine months ended June 30, 2026 and 2025, total amortized debt issuance cost of $41,707 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended June 30, 2026 and 2025, total interest expense $12,751 and $0, respectively, and $31,878 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. At June 30, 2026 and September 30, 2025, the balance of the November Notes of $93,767 and $0, respectively, recorded in convertible notes payable on the accompanying balance sheets, includes $12,493 and $0, respectively of unamortized debt issuance cost.

Standby Equity Purchase Agreement - Pre-Paid Advance

In connection with the SEPA (See Note 20), and subject to the condition set forth therein, the Investor advanced to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $5.0 million (the “Pre-Paid Advance”). The first Pre-Paid Advance was disbursed on July 25, 2025 with respect to $3.0 million and the balance of $2.0 million was disbursed on September 11, 2025 upon the registration statement registering the resale of the shares of common stock issuable under the SEPA being declared effective. The purchase price for the Pre-Paid Advance is 94% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date is 12-months after the closing of each tranche of the Pre-Paid Advance. The Investor may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $10.00 or 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $1.00 (the “Floor Price”) provided, however, that the Floor Price shall be adjusted (downwards only) to equal 20% of the average VWAP for the five (5) Trading Days immediately prior to the earlier of (i) date of effectiveness of the Registration Statement, (ii) the six-month anniversary of the date of the SEPA. Notwithstanding the foregoing, the Company may reduce the Floor Price to any amounts set forth in a written notice to the Holder; provided that such reduction shall be irrevocable and shall not be subject to increase thereafter. In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to the Investor the principal and interest due thereunder. In no event shall Investor be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Investor and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. If any time on or after the issuance of the Convertible Notes (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap, where applicable (“Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”), then the Company shall make monthly payments to Investor beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $750,000 plus an 5.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”).

The Convertible Notes is a legal debt obligation with a variable-share conversion feature and the Company elected to account for the Convertible Notes at fair value under ASC 825. The Note remains a liability after issuance and the instrument is remeasured after initial recognition, with changes in fair value recorded in earnings each reporting period until settlement, modification, or extinguishment and consistent with the liability-classified model. As of June 30, 2026 and September 30, 2025, the par value of the notes was $5,000,000 and the fair value of the notes was $5,400,405 and $4,552,653, respectively. For the three months ended June 30, 2026 and 2025, total interest expense $74,795 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. For the nine months ended June 30, 2026 and 2025, total interest expense $225,205 and $0 respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations.

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

The Company evaluated the embedded conversion features and other terms of the January 2026 Notes under applicable accounting guidance, including ASC 815, Derivatives and Hedging. The conversion feature is exercisable solely upon an event of default and accordingly, the Company concluded that bifurcation of the embedded conversion feature was not required as of issuance. The January 2026 Notes were therefore initially recorded at their principal amount, net of unamortized original issue discount and debt issuance costs. As the notes were not elected under the fair value option of ASC 825, the Company accounts for the January 2026 Notes at amortized cost and no recurring fair value measurement is required.

For the nine months ended June 30, 2026 and 2025, total amortized debt issuance cost of $31,151 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended June 30, 2026 and 2025, total interest expense $12,751 and $0, respectively, and $23,377 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. At June 30, 2026 and September 30, 2025, the balance of the January Notes of $331,150 and $0, respectively, recorded in convertible notes payable on the accompanying balance sheets, includes $23,050 and $0, respectively of unamortized debt issuance cost.

The following table presents changes of the convertible notes with significant unobservable inputs (Level 3) for the three and nine months ended June 30, 2026.

Convertible Notes
Convertible Notes balance at September 30, 2025	$4,552,653
Change in fair value	286,680
Convertible Notes balance at December 31, 2025	4,839,333
Change in fair value	(7,634)
Convertible Notes balance at March 31, 2026	4,831,699
Change in fair value	568,706
Convertible Notes balance at June 30, 2026	$5,400,405

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

The key assumptions used to value the convertible notes as of June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Stock Price	$4.30	$9.53
Equity Volatility	67%	52%
Discount Rate	45%	41%
Risk free rate of return	3.67 - 3.78%	3.70%
Term to maturity (years)	0.07 - 0.20	0.82

The following table presents balance of the convertible notes with significant unobservable inputs (Level 3) as of June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Convertible notes (at fair value)	$5,400,405	$4,552,653
July Notes (at amortized cost)	—	308,737
October Note (at amortized cost)	1,269	—
November Note (at amortized cost)	93,767	—
January 2026 Note (at amortized cost))	331,150	—
Balance, Convertible notes payable	$5,826,591	$4,861,390

Note 19 — Underwriter’s Agreement

Upon completion of the initial public offering of Bannix IPO, the underwriters are entitled to a deferred underwriting discount of $225,000, solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Additionally, the underwriters are entitled to a Business Combination marketing fee of 3.5% of the gross proceeds of the sale of Units in the IPO upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. At the close of the Reverse Acquisition, the Company assumed $225,000 of underwriting discount which is included in deferred underwriting discount on the accompanying unaudited condensed consolidated balance sheets at June 30, 2026 and September 30, 2025. The amount is due on demand but payable only after the repayment of the SEPA Pre-paid Advances (See Note 18).

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

At the close of the Reverse Acquisition, the Company assumed $1,800,000 of marketing fees costs which is included in accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheets at June 30, 2026 and September 30, 2025.

In addition, Bannix issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of Common Stock for $0.01 per share (the “Representative Shares”) upon the consummation of the Bannix IPO. A balance of $3,930 outstanding by the Representative for the Representative Shares were assumed at close at the Reverse Acquisition. As of June 30, 2026 and September 30, 2025, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the unaudited condensed consolidated balance sheets.

Note 20 — Commitment and Contingencies

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

In connection with the SEPA, and subject to the condition set forth therein, Investor advanced to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $5 million (the “Pre-Paid Advance”) (See Note 18).

The Investor, in its sole discretion and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the SEPA requiring the issuance and sale of shares of common stock to the Investor at the Conversion Price in consideration of an offset of the Convertible Notes (“Investor Advance”). The Investor, in its sole discretion, may select the amount of any Pre-Paid Advance, provided, that the number of shares issued does not cause the Investor to exceed the 4.99% ownership limitations does not exceed the Exchange Cap or the number of shares of common stock that are registered. As a result of a Pre-Paid Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Investor Advance. The Company will control the timing and amount of any sales of shares of common stock to the Investor, except with respect to the Pre-Paid Advances.

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

As consideration for the Investor’s commitment to purchase the shares of common stock pursuant the SEPA, the Company paid the Investor, (i) a structuring fee in the amount of $30,000 and (ii) 200,000 shares of common stock as an equity fee. Further, the Company is required to pay Investor a commitment fee of $500,000 of which $250,000 shall be due and payable on the earlier of the effective date of the initial registration statement, or 60 days following the date hereof and the remaining $250,000 shall be due and payable on the date that is 90 days following the initial due date to be paid by the issuance of such number of common shares that is equal to the applicable portion of the commitment fee divided by the average of the daily VWAPs of the common shares during the three trading days immediately prior to the applicable due date. The total consideration of $1,350,000 is recorded as general and administrative expenses in the statement of operations for the year ended September 30, 2025 and is inclusive of fair value of $470,000 of the 200,000 shares issued and $350,000 consulting fees. At June 30, 2026 and September 30, 2025, $140,000 of the commitment fee is unpaid and included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

The SEPA fails the fixed-for-fixed equity classification test due to the Exchange Cap requiring shareholder approval, which constitutes a variable settlement contingency outside the issuer’s control. Therefore, equity classification under ASC 815-40 is precluded, and the SEPA must be accounted for as a liability (or derivative liability, as applicable). While the SEPA has an underlying (the issuer’s stock price) and a notional amount (the $50 million commitment), it does not meet the third characteristic of a derivative because it requires more than a nominal initial net investment (e.g., the $5 million Pre-Paid Advance in two tranches and related fees). Therefore, the SEPA does not meet the definition of a derivative under ASC 815-10-15-83. Accordingly, the SEPA should be recorded as nonderivative liability requiring ongoing fair value remeasurement. As of June 30, 2026 and September 30, 2025, based on management assumptions the SEPA liability was zero.

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

During the three and nine months ended June 30, 2026, the Company issued 1,856,383 shares under the SEPA for total proceeds of $10,540,571 of which $9,560,270 was applied to the YA II PN Notes (See Note 14).

Contingent Commission Payable

On May 22, 2025, VisionWave Technologies executed an Addendum to an existing agreement, pursuant to which Raptor LLC was appointed as exclusive sales agent for 280,534 TFLM shares (See Note 22) and Raptor LLC will be entitled to a fixed fee of $50,000, payable from the gross proceeds of the share sale of the TFLM shares. As of June 30, 2026, no sale of the TFLM shares has occurred, and VisionWave Technologies has not granted the required power of attorney over its brokerage account to enable such sales. Accordingly, the commission obligation to Raptor LLC is considered contingent. TFLM is eligible for unsolicited quotes only and is traded on expert market, which make its sales improbable.

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

Also on April 17, 2026, the Company filed a separate action against Maxim Group LLC in the Supreme Court of the State of New York, County of New York, asserting claims for breach of contract, declaratory judgment, and unjust enrichment. The Company alleges, among other things, that Maxim did not identify or place relevant financing transactions, was not entitled to compensation under the parties’ agreement, and wrongfully invoiced the Company for fees related to the July 2025 and February 2026 financings. The Company seeks, among other relief, repayment of approximately $210,000 previously paid to Maxim, rescission of an additional invoice of approximately $1.4 million, declaratory relief regarding the parties’ rights under the agreement, damages, restitution, interest, and costs. The Company believes Maxim’s claims are without merit and intends to vigorously defend against them while aggressively pursuing its own claims. This action was also filed under an unassigned New York County index number as of the filing date. At this early stage of the proceedings, the Company is unable to reasonably estimate the ultimate outcome or potential loss, if any, associated with these matters.

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

AI Infrastructure Agreement

On October 5, 2025, the Company entered into an Order Form (the “PVML Agreement”) with PVML Ltd., a Tel Aviv–based provider of secure data-AI infrastructure. The Agreement establishes a strategic collaboration to integrate PVML’s secure, real-time data-AI infrastructure with the Company’s radar and AI-driven computer-vision technologies to enable secure, autonomous mission-data systems for defense and homeland-security applications.

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

The Company paid $250,000 under this agreement. As of June 30, 2026, the Company has not issued shares for the equity component and the total value of $350,000 is included in stock-based compensation liability on the unaudited condensed consolidated balance sheets. Subsequent to quarter-end, the parties continue to discuss the timing and scope of the pilot phase of the arrangement. The Company will issue the shares or otherwise resolve the equity consideration in accordance with the agreement or any future written amendment between the parties. The project is currently on hold pending mutual agreement by both parties to conclude cancellation or continuation.

Letter of Engagement with the National Oil Company of Liberia

On March 18, 2026, the Company entered into a Letter of Engagement (the “LOE”) with the National Oil Company of Liberia (“NOCAL”). The LOE relates to offshore petroleum Blocks LB-4 and LB-5 located in the Liberia Basin and establishes a framework for the Company to advance toward the execution of a Production Sharing Contract (“PSC”) with the Government of Liberia. The execution of a PSC is subject to pre-qualification by the Liberia Petroleum Regulatory Authority, regulatory approvals, and legislative ratification.

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

During the nine months ended June 30, 2026, the Company paid the initial sign on bonus of $600,000 and is included in deposits on the unaudited condensed consolidated balance sheets. The Company notes that there is no assurance a PSC will be executed or that the Company will ultimately be awarded the Blocks. The initiative is exploratory in nature and involves significant geopolitical, regulatory, and operational risks.

Bitcoin mining acceleration and orchestration platform

On February 17, 2026, the Company entered into a Statement of Work (the “SOW”) with a third-party vendor for the development, validation, and deployment of a custom qSpeed-Mine™ Bitcoin mining acceleration and orchestration platform. The SOW has a total contract value of $10 million and represents a commitment for custom software and systems development to enhance the Company’s Bitcoin mining operations. At June 30, 2026, the $350,000 payment upon execution was recorded as deferred revenue on the accompanying unaudited consolidated balance sheets.

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

Payment Milestones

The SOW provides for the following milestone-based payment structure:

●$350,000 was paid upon execution of the SOW;

●Approximately $1 million is payable through completion and acceptance of the proof-of-concept (“POC”) milestone;

●Approximately $6 million is payable upon completion and acceptance of successive intermediate milestones, including scaled deployment and operational validation; and

●Approximately $3 million is payable upon final delivery and full program acceptance.

If milestone execution proceeds as planned, the SOW is structured to generate not less than the full $10 million in revenue during calendar year 2026, subject to milestone completion and acceptance of which there is no guarantee. Revenue is expected to be recognized in accordance with applicable accounting standards based on milestone achievement and acceptance.

Additional Terms

All deliverables under the SOW are owned by the Company, reinforcing the Company’s proprietary rights in the QuantumSpeed™ platform. The SOW does not obligate the counterparty to continue beyond accepted milestones and does not include minimum purchase or volume commitments beyond the defined milestone structure.

The Company does not intend to pursue this transaction and no formal cancellation has been made to date.

C.M. Composite Materials Ltd Investment and Share Purchase Agreement

On February 20, 2026 (the “Effective Date”), the Company entered into two related definitive agreements in connection with a strategic investment and acquisition transaction involving C.M. Composite Materials Ltd., an Israeli corporation with registration number 513931289 (the “Target Company”): (i) an Investment and Share Purchase Agreement (the “Share Purchase Agreement”), dated as of February 20, 2026, by and among the Company (as Buyer), Matania (Mati) Moskovich (as Seller), and the Target Company (solely for purposes of acknowledgment and certain covenants); and (ii) a Loan Agreement (the “Loan Agreement”), dated as of February 20, 2026, by and between the Company (as Lender) and the Target Company (as Borrower).

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

The transaction is structured as a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated thereunder. The Seller was granted certain registration rights with respect to the Buyer Shares. The Company has also agreed to provide loans to the Target Company as additional consideration under the Share Purchase Agreement. The Loan Agreement provides for a secured loan facility in an aggregate principal amount of up to $5,500,000 (the “Commitment”). The Company is obligated to make an initial advance of up to $1,500,000 within ten (10) Business Days following the Effective Date (subject to satisfaction of conditions precedent), to be used for general working capital purposes consistent with the Target Company’s ordinary course of business. Subsequent advances of the remaining up to $3,500,000 may be made in one or more tranches upon mutual written agreement of the parties, solely for working capital or the establishment and operation of a new facility outside Israel, with each tranche subject to the Company’s reasonable approval and minimum amounts (generally not less than $250,000 unless otherwise agreed). Proceeds of subsequent advances are to be used exclusively to operate, develop, certify, market, and commercialize the Target Company’s technologies and products in global markets, including the United States. This Loan Agreement expands upon the Company’s prior financial support to the Target Company including previous advances.

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

At June 30, 2026, the transaction had not been consummated.

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

At June 30, 2026, the options were not granted under the employment agreement.

Advance to supplier and customer deposit

In January 2025, the Company entered into a product purchase agreement and paid $98,250 advance payment to the vendor. The product was delivered and tested by the vendor on March 13, 2025 was shipped to the client. The client, pursuant to the December 2024 product purchase agreement requested a 50% deposit totaling $108,006 in 2025. The client received the product and live fire tests were performed on September 15, 2025.

During the nine months ended June 30, 2026, the client and the Company mutually agreed to terminate the contract. The Company will repay the deposit to the client and the company is expected to receive a refund from the vendor. The deposit was refunded in July 2026. At June 30, 2026 and September 30, 2025, the advance to the vendor is recorded as advances to suppliers on the accompanying unaudited condensed consolidated balance sheets. At June 30, 2026 and September 30, 2025, the deposit of $108,006 is recorded as customer deposit on the accompanying unaudited condensed consolidated balance sheets.

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

The Agreement includes customary representations, warranties, covenants, indemnification provisions, confidentiality obligations, lock-up restrictions, and closing conditions. Closing remains subject to, among other things:

●	completion of legal, financial, and operational due diligence;

●	receipt of all required corporate and regulatory approvals;

●	applicable tax rulings and/or approvals in Israel;

●	execution and delivery of final ancillary closing documents; and

●	satisfaction or waiver of other customary closing conditions.

Until the closing occurs, there can be no assurance that the acquisition will be consummated on the terms currently contemplated, or at all.

The Company intends to evaluate strategic opportunities relating to the Target Companies’ operations and potential integration into VisionWave’s broader international business activities.

During the three months ended June 30, 2026, the Company advanced 500,000 million NIS (approximately $167,000) to the Target Companies. On July 31, 2026 VIP Lux Travel Ltd filed for bankruptcy. VisionWave Israel filed its objection to the procedure on August 6, 2026 and claimed fraud by VIP Lux Travel Ltd and its manager including using a forged document.

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

At June 30, 2026, no delivery was made under this purchase order, waiting on end user letter from the client.

Lucky Whale Production Limited

On June 12, 2026, the Company entered into a term sheet (the “Term Sheet”) with Lucky Whale Production Limited, a Hong Kong-incorporated project sponsor (the “Sponsor”), setting out the principal proposed terms for the establishment of a joint venture to develop, hold and operate a proposed Tier IV data center project located in Beth Shemesh, Israel (the “Project”).

Under the proposed structure described in the Term Sheet, the Company and the Sponsor would form a jointly held company (the “Joint Company”), which would be owned 68% by the Company and 32% by the Sponsor. The Joint Company would in turn hold 75% of a special purpose project company that would hold the land, building permit and related rights for the Project, with the remaining 25% retained by the current land owner. As a result of this ownership chain, the Company’s effective indirect interest in the Project would be approximately 51%. The precise structure, including the manner of transfer of rights and applicable tax matters, would be determined in the definitive agreements.

As consideration for the acquisition of the Project rights, the Term Sheet contemplates that the Company would issue shares of its common stock with an aggregate value of approximately US$40 million to the land owner, on an all-share basis with no cash component. The number of shares would be determined by reference to a volume-weighted average price of the Company’s common stock over an agreed period near closing. Any such issuance would be subject to all required approvals, including, to the extent required under the rules of The Nasdaq Stock Market, approval by the Company’s stockholders, and the shares would be subject to lock-up and orderly resale arrangements and customary registration rights. The issuance of the consideration shares, together with the Company’s other recent and pending equity issuances, would be dilutive to existing stockholders.

The Term Sheet further contemplates that the Company would commit, in the definitive agreements, to arrange the financing required to construct and establish the Project. The Project would require substantial additional capital, which the Company expects would be sourced through capital-markets activities and/or project-finance facilities. There can be no assurance that such financing would be available to the Company on acceptable terms, or at all.

The Term Sheet also addresses other proposed terms customary for a transaction of this type, including management and governance arrangements (under which the Sponsor would manage the Project and appoint its chief executive officer, subject to reserved matters requiring the Company’s consent and a deadlock-resolution mechanism), a put option in favor of the land owner exercisable for a limited period following completion of construction, mutual exclusivity, and confidentiality. The completion of the proposed transaction would be subject to conditions precedent, including the completion of due diligence, the execution of definitive agreements, the receipt of required corporate, stockholder, SEC and Nasdaq approvals, the receipt of a fairness opinion if required, and the receipt of applicable regulatory, licensing and third-party consents.

On July 24, 2026, the Company determined that continuing to pursue the proposed transaction would not be in the best interests of the Company or its shareholders. Accordingly, the Company has notified Lucky Whale Production Limited that it has elected not to proceed with the transaction contemplated by the previously announced term sheet and does not intend to negotiate or execute definitive agreements relating to the proposed project.

Meteor Aerospace Ltd

On June 29, 2026, the Company entered into a binding Acquisition Agreement (the “Meteor Agreement”) with Meteor Aerospace Ltd. (“Meteor”), an Israeli aerospace and defense company pursuant to which the Company agreed to acquire fifty-one percent (51%) of the issued and outstanding share capital of Meteor, subject to the satisfaction of specified closing conditions.

Meteor is engaged in the development, manufacturing and commercialization of aerospace and defense technologies, including unmanned aerial systems, unmanned ground systems, unmanned surface vessels, loitering munition systems, electronic warfare technologies, command, control, communications, cyber and battlefield management systems, and related intellectual property.

The Agreement values Meteor at a pre-money equity valuation of $40 million.

Subject to the satisfaction of all closing conditions, VisionWave will acquire 51% of the issued and outstanding equity interests of Meteor for aggregate consideration having a value of approximately $20.4 million, consisting of:

● approximately $6.0 million of unrestricted shares of VisionWave common stock; and

● approximately $14.4 million of restricted shares of VisionWave common stock, subject to a contractual lock-up period of six months following closing.

The number of shares to be issued will be determined based upon the volume weighted average price (“VWAP”) of VisionWave common stock during the five trading days immediately preceding the closing date.

The closing of the transaction is expressly conditioned upon, among other things:

● successful completion of a live flight validation of Meteor’s Impact-700 unmanned aerial system;

● VisionWave’s satisfactory completion of legal, financial, operational, technical, aerospace, cybersecurity, export control, intellectual property and commercial due diligence;

● satisfaction or waiver of other customary closing conditions.

The Agreement provides that the flight validation is intended to verify the operational integrity, engineering functionality and basic flight capability of the Meteor Impact-700 platform and is not intended to demonstrate maximum performance specifications, commercial readiness or full operational capabilities.

Upon closing, VisionWave will obtain a controlling interest in Meteor and will have the right to appoint three of the five directors serving on Meteor’s Board of Directors, designate the Chairman of the Board and approve major corporate actions. All directors are required to be Israeli citizens.

The Agreement further provides for:

● a thirty-day exclusivity period during which Meteor and its shareholders may not solicit or negotiate alternative acquisition or financing transactions, subject to limited exceptions;

● customary confidentiality obligations;

● representations and warranties regarding ownership, intellectual property, regulatory compliance and accuracy of information;

● binding arbitration in Israel for dispute resolution; and

● the continued involvement of Meteor founder Itzhak Nissan, former President and Chief Executive Officer of Israel Aerospace Industries Ltd., who is expected to enter into an executive employment and/or consulting agreement at closing and serve as Chief Technology Director of Meteor for a minimum period of three years following closing.

The Agreement contemplates that the acquisition will include Meteor’s existing and future products, technologies, software, intellectual property, research and development activities, engineering developments, manufacturing capabilities and related business assets, including, among others:

● Impact-700 tactical unmanned aerial vehicle;

● Impact-1400 strategic MALE unmanned aerial vehicle;

● Rambow unmanned ground vehicle;

● Orca unmanned surface vessel;

● MERLOW loitering munition system;

● electronic warfare and SIGINT technologies;

● command, control, communications, cyber and battlefield management systems; and

● related aerospace and defense technologies.

The Company expects to utilize the acquired technologies to expand its autonomous systems, defense technologies and integrated security solutions portfolio.

At June 30, 2026, the transaction was not closed. In July 2026, the company announced that it will no longer pursue this transaction.

Foresight Autonomous Holdings Ltd

On June 2, 2026, the Company entered into a Securities Exchange Agreement (the “Foresight Agreement”) with Foresight Autonomous Holdings Ltd. (“Foresight”), pursuant to which the Company will acquire, in two stages, newly issued ordinary shares of Foresight representing 52% of Foresight’s issued and outstanding share capital as of the Stage 1 Closing (the “Stage 1 Closing Date”). With this proposed transaction, it is the goal of the Company to establish Foresight as the core operating platform for the Company’s RF-focused perception systems and related defense, homeland security and autonomous technology initiatives.

Summary of Key Terms

●Stage 1 Closing (expected within 45–60 days of the Effective Date): Foresight will issue to the Company newly issued ordinary shares, no par value per share (“Ordinary Shares”), representing 46% of Foresight’s issued and outstanding share capital as of the Stage 1 Closing Date (post-issuance, including 1% finder’s fee allocation). In exchange, the Company will issue to Foresight shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”) with an aggregate value of $15,480,769 (88.4615% of $17.5 million total), calculated based on the volume-weighted average price of the Company’s Common Stock over the five consecutive trading days immediately preceding the Stage 1 Closing Date (the “VWAV Average Price”).

●Stage 2 Closing (conditional upon achievement of a defined milestone): Foresight will issue an additional 6% of its share capital, and the Company will issue additional shares of its Common Stock valued at approximately $2,019,231 (11.5385% of $17.5 million). The milestone is the commencement of a binding pilot project utilizing the integrated perception platform (the “Perception Platform”) in the commercial, defense, or security sector (the “Milestone”).

●Total Consideration: $17,500,000 in shares of the Company’s Common Stock issuable to Foresight, plus up to $3,000,000 in management equity grants under the Company’s equity incentive plan, subject to vesting conditions including the Milestone achievement, performance milestones, transfer restrictions, and clawback provisions.

●Board Representation: The Company will have the right to designate two directors to the Foresight Board of Directors upon Stage 1 Closing and one additional director upon Stage 2 Closing.

The Foresight Agreement contains a value protection mechanism designed to preserve 65% of the economic value of the shares of Common Stock issued to Foresight. For a two-year period following each Closing (the “Protection Period”), if Foresight sells all of the shares of Common Stock (and any previously issued make-whole shares) and realizes aggregate gross proceeds below the applicable protected amount of $10,062,500 for the Stage 1 Closing and $1,312,500 for the Stage 2 Closing (collectively, the “Protected Amount”), the Company is obligated to issue additional shares of its Common Stock (or, if mutually agreed and compliant with applicable law and Nasdaq rules, pre-funded warrants) as make-whole shares (the “Make Whole Shares”). The mechanism provides that Foresight will deliver a notice with supporting documentation after each complete sale; the Company has audit rights; and additional shares are issued based on the average closing price of the Company’s Common Stock on Nasdaq for the 20 consecutive trading days immediately preceding the date of the notice (the “Make-Whole Price”) until the Protected Amount is achieved or the Protection Period expires. The Company covenants to use best efforts to maintain sufficient authorized shares, obtain all necessary stockholder and Nasdaq approvals, and file supplemental listings promptly. Failure to issue Make-Whole Shares on a timely basis triggers liquidated damages of 1.5% of the shortfall amount per 30-day period (in addition to specific performance and cost-recovery remedies).

The Foresight Agreement includes customary registration rights, a 24-month management preservation covenant for Foresight’s executive team, a covenant requiring Foresight to allocate no less than 50% of proceeds from sales of the Company’s Common Stock to the Perception Platform, a 36-month leak-out agreement limiting Foresight’s daily sales of the Company’s Common Stock to 5% of actual daily trading volume, and audit rights allowing the Company to inspect Foresight’s trading records to verify compliance. The Foresight Agreement also contains mutual representations, warranties, covenants, indemnification, and termination provisions customary for a transaction of this nature.

At June 30, 2026, the transaction was not closed.

Note 21 — Stockholder’s Equity (Deficit)

Preferred Stock— The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and September 30, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 150,000,000 shares of common stock with par value of $0.01 each. As of June 30, 2026 and September 30, 2025, there were 27,332,069 and 14,521,094 shares of Common Stock issued and outstanding, respectively.

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

At the time of the Reverse Acquisition, The Private Placement Warrants became identical to the Public Warrants underlying the Units sold in the Bannix IPO. The Private Placement Warrants were classified as Equity upon close of the Reverse Acquisition. During the three and nine months ended June 30, 2026, 0 and 542,256 warrants were exercised for $0 and $6,235,945, respectively. At June 30, 2026 and September 30, 2025, there were 8,396,069 and 7,304,992 warrants outstanding inclusive of 300,000 pre-funded warrants (See Note 10).

Conversion of public and private rights

On July 14, 2025, at the close of the Reverse Acquisition, 6,900,000 public rights and 406,000 private rights under Bannix were converted for Common shares on a ten-to-one basis.

The following is an analysis of the warrants grant activity:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2025	7,304,992	$11.50	4.79
Granted	300,000	0.01	5.23
Expired	—	—	—
Exercised	(495,509)	(11.50)	(4.79)
Outstanding at December 31, 2025	7,109,483	11.02	4.56
Granted	1,333,333	9.00	5.00
Expired	—	—	—
Forfeited	(46,747)	(11.50)	(4.56)
Outstanding at March 31, 2026	8,396,069	10.69	4.41
Granted	—		—
Expired	—	—	—
Forfeited	—	—	—
Outstanding at June 30, 2026	8,396,069	$10.69	4.16

At June 30, 2026 and September 30, 2025, the intrinsic value of the warrants was $1,287,000 and $0, respectively.

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

Stock Options

On August 6, 2025 and September 2, 2025, the Company entered into several employment agreements, pursuant to which the Company granted 6,350,000 options to employees with vesting periods of 4 years and exercise price of $7.2 and $9.09, respectively. On January 2, 2026 and March 12, 2026, the Company granted an additional 500,000 options each to two employees with vesting period of 4 years and 4 years and exercise price of $9.26 and $7.47, respectively. For the three and nine months ended June 30, 2026 and 2025, total stock-based compensation related to the employments agreements was $1,122,429 and $0, respectively, and $4,251,373 and $0, respectively, and included in general and administrative expense on the accompanying unaudited condensed consolidated statements of operations.

During the three and nine months ended June 30, 2026, 0 and 3,600,000 unvested options were forfeited which resulted in stock-based compensation reversal of $0 and $1,733,920.

On July 16, 2025, the Company entered into a consultant non statutory stock option agreement with a vendor, pursuant to which the vendor was granted 500,000 stock options that vested immediately at an exercise price of $3.27 and total compensation expense of $1,452,240 was recognized during the year ended September 30, 2025.

The assumptions used in the Black-Scholes model are set forth in the table immediately below:

	January 2, 2026 - March 12, 2026	August 6, 2025 - September 2, 2025
Exercise price	$ 9.26 - 7.47	$ 3.27 - 9.09
Risk-free interest rate	3.74 - 3.84%	3.58 -3.91%
Volatility	73.0 - 86.3%	101.4 - 114.4%
Expected life (years)	4 - 4.5	3.19 - 5.00
Dividend yield	0%	0%

The following is an analysis of the stock option grant activity:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2025	—	$—	—
Granted	6,850,000	7.42	5.23
Expired	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2025	6,850,000	7.42	5.23
Granted	1,000,000	8.37	5.00
Expired	—	—	—
Forfeited	(3,600,000)	(8.04)	(4.38)
Outstanding at March 31, 2026	4,250,000	7.75	5.85
Granted	—	—	—
Expired	—	—	—
Forfeited	—	—	—
Outstanding at June 30, 2026	4,250,000	$7.75	5.60

At June 30, 2026 and September 30, 2025, the intrinsic value of outstanding options is $515,000 and $14,429,000, respectively. At June 30, 2026 and September 30, 2025, 500,000 options were vested and exercisable, respectively.

The Company will recognize the remaining total stock-based compensation of $15,233,519 in future periods as follows:

Year	Amount
2026	$1,173,753
2027	4,695,012
2028	4,695,012
2029	4,216,626
2030	453,116
Total	$15,233,519

Restricted stock units (“RSUs”)

On August 1, 2025, the Company entered into agreements with three independent directors, pursuant to which each independent directors will be granted $60,000 of restricted stock units annually. On January 30, 2026, the Company issued an additional 14,961 RSUs to independent directors. The restricted stock units will vest after 1 year of service. For the three and nine months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense related to the RSUs of $110,127 and $0, respectively, and $298,348 and $0 in the nine months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and September 30, 2025, unearned compensation is $36,713 and $150,000, respectively and will be recognized in the future.

The following table summarizes RSU issuance and related stock-based expense,

Quarter ended	RSU issued	Value of RSUs issued	Stock based compensation
September 30, 2025	15,735	$180,000	$30,000
December 31, 2025	—	—	45,000
March 31, 2026	14,961	295,000	143,221
June 30, 2026	—	—	—
	30,696	$475,000	$218,221

Issuance of shares to former directors

On August 9, 2025, the Company entered into compensation agreements with three former directors, pursuant to which each director will receive $120,000 payable in cash or shares. Two directors elected to receive a total of $125,000 in shares and on September 10, 2025, total shares of 10,927 were issued and stock-based compensation of $125,000 related the compensation agreements with two former directors was included in general and administrative expense on the consolidated statements of operations during the year ended September 30, 2025. There was no issuance of shares for the three and nine months ended June 30, 2026 and 2025.

Other share issuances

As outlined in Note 14, the Company issued 200,000 shares of Common stock at a fair value of $470,000 pursuant to the SEPA during the year ended September 30, 2025. There were no issuance of shares under this agreement for the three and nine months ended June 30, 2026.

At the close of the Reverse Acquisition, Bannix owed a vendor 22,500 shares pursuant to an agreement for the provision of services. On July 25, 2025, the Company issued the Common Shares to the vendor to satisfy the outstanding obligation.

As stated in Note 10, on December 15, 2025, the Company issued 1,500,000 Common Shares pursuant to the asset acquisition.

On January 28, 2026, the Company issued 8,532 shares to the vendor in satisfaction of the terms under the $75,000 RSUs issuable under the consulting arrangement.

On May 7, 2026, pursuant to a May 6, 2026 consulting agreement with a vendor, the Company issued 55,000 shares with a fair value on grant date of $331,150 for services to be rendered from May 2026 to October 2026. For the three and nine months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense related to the agreement of $112,384 and $0, respectively, and $112,384 and $0 in the nine months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and September 30, 2025, unearned compensation is $224,766 and $0, respectively and will be recognized in the future.

Stock-based compensation liability

In November 2025, the Company entered into an advisory services agreement with an independent member of the board of directors. As compensation for the services of the board member, a compensation of $30,000 monthly payable in cash and $5,000 monthly payable in shares. At June 30, 2026 and September 30, 2025, the $40,000 and $0 payable in shares was not issued to the director and is included in stock-based compensation liability on the accompanying unaudited condensed consolidated balance sheets.

On October 9, 2025, the Company entered into a consulting arrangement with a vendor, pursuant to which $75,000 of RSUs will be issued within 5 days of the execution date and the contract then 6 months later. The Company issued 8,352 shares to the vendor during the three months ended March 31, 2026. There were no shares payable and unissued at June 30, 2026 and September 30, 2025.

As stated in Note 20, pursuant to the PVML Agreement, the payment contains an equity component valued at $350,000, to be settled through the issuance of 35,000 shares of the Company’s common stock valued at $10.00 per share. At June 30, 2026, the Company had not issued these shares and the $350,000 payable in shares is included in stock-based compensation liability on the accompanying unaudited condensed consolidated balance sheets. There were no shares payable and unissued at September 30, 2025.

At June 30,2026, $100,000 shares payable to SaverOne management after the close of Tranche 2 and 3 is included in stock-based compensation liability on the accompanying unaudited condensed consolidated balance sheets. At June 30, 2026, the Company determined that 83,825 shares are due to SaverOne management under the value protect mechanism of the SaverOne Agreement. The fair value of $360,448 of the shares is included in stock-based compensation liability on the accompanying unaudited condensed consolidated balance sheets. There were no shares payable and unissued at September 30, 2025.

Note 22 — Gain on Sale of Marketable Securities

On June 4, 2024, VW Tech invested in 10 million shares Avant Technologies, Inc. (“AVAI”). On February 28, 2025 and March 5, 2025, VW Tech sold 264,112 of AVAI shares for net proceeds of $114,111 for a total gain of $104,656 on sale of marketable securities. On April 28, 2025, the Company sold its remaining holding of 9,735,888 shares of AVAI, which were recorded at par value of $0.001 per share to a third party in exchange for 280,534 shares of Tofla Megaline Inc. (“TFML”). The Company determined that the quoted price of the TFLM shares was not a reliable indicator of fair value at the measurement date as the historical price data indicates that TFLM shares consistently reflected very limited daily trading volume over an extended period. Therefore, the Company measured the TFLM shares received at par value of $0.001 per share, which was deemed the most reliable and supportable estimate of fair value at the transaction date under ASC 820.

As a result of this non-cash exchange, the Company recognized a loss on sale of the 9,735,888 shares of AVAI of approximately $9,455 during the year ended September 30, 2025. The total gain on sale of AVAI shares of $104,656 is recorded in the recorded as gain on sale of marketable securities on the unaudited condensed consolidated statements of operations during the year ended September 30, 2025. At June 30, 2026 and September 30, 2025, the total par value of TFML shares of $281 is recorded as investment in marketable securities available for share on the unaudited condensed consolidated balance sheets.

Note 23 — Income Tax

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception. At the close of the Reverse Acquisition, the Company assumed $959,639 of income tax expenses inclusive of interest and penalties. For the three and nine months ended June 30, 2026, the Company incurred an additional $24,627 and $73,855, respectively, in interest and penalties for its failure to file and pay its taxes. At June 30, 2026 and September 30, 2025, the total liability of $1,068,559 and $994,704, respectively, is included on the unaudited condensed consolidated balance sheets.

Note 24 — Segment Information

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

The CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue	$286,339	$—	$286,339	$—
Cost of goods sold	(171,759)	—	(171,759)	—
Gross Profits	114,580	—	114,580	—

Operating Expenses:
General and administrative	5,989,699	132,933	13,592,556	408,164
Research and development	747,803	8,548	1,334,412	79,993
Sales and marketing	3,167,400	4,585	6,780,011	4,585
Depreciation and amortization	8,354,343	—	14,175,488	—
Operating loss	$(18,144,665)	$(146,066)	$(35,767,887)	$(492,742)

The key metrics included in segment profit or loss reviewed by the CODM are operating costs. The CODM reviews operating costs to manage and forecast cash to ensure enough capital is available to meet operational needs and find research and development efforts. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 25 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of the filing of this report. The Company did not identify any subsequent events, other than disclosed in the Notes and discussed below, that would have required adjustment or disclosure in these unaudited condensed consolidated financial statements.

Distributor Agreement

On July 1, 2026, the Company entered into a Distributor Agreement (the “Distributor Agreement”) with Stratonex Defence Technologies Ltd., a private company organized under the laws of England and Wales (“Stratonex”).

Pursuant to the Agreement, the Company appointed Stratonex as its strategic commercialization, integration and sovereign delivery partner for the United Kingdom, Europe and other mutually agreed markets. The Agreement establishes a framework pursuant to which Stratonex will identify, develop and manage commercial opportunities for the Company’s technologies, including engagement with government, defense and institutional customers, while supporting systems integration, sovereign deployment and commercialization of the Company’s products within the applicable territories.

The Agreement includes an opportunity registration process pursuant to which Stratonex may register prospective commercial opportunities with the Company. Upon written acceptance by the Company, registered opportunities receive exclusive protection during the applicable registration period, subject to the terms and conditions of the Agreement. The Agreement does not grant Stratonex exclusive distribution rights throughout the applicable territories and expressly reserves the Company’s right to appoint additional distributors and market its products through other channels, except with respect to accepted registered opportunities.

The initial term of the Agreement is two (2) years and automatically renews for successive one-year periods unless earlier terminated in accordance with its terms. Either party may terminate the Agreement upon sixty (60) days’ prior written notice or earlier upon specified events of default. The Agreement also contains customary provisions relating to confidentiality, intellectual property ownership, export compliance, warranties, indemnification and limitations of liability.

The Agreement does not obligate Stratonex to purchase any minimum quantity of products, does not establish minimum revenue commitments and does not obligate the Company to accept any purchase order submitted by Stratonex. Product pricing will be established pursuant to quotations issued by the Company from time to time.

Ben Everitt, the founder and a 50% shareholder of Stratonex, also serves as a member of the Company’s Advisory Board pursuant to an Advisory Board Agreement entered into in October 2025. Mr. Everitt serves solely as an independent advisor to the Company’s Board of Directors and is not a director, executive officer or employee of the Company. Mr. Everitt is a former Member of the Parliament of the United Kingdom and has more than twenty years of experience in government, national security, defense policy and strategic advisory roles, including service on the United Kingdom Parliament’s National Security Bill Committee and participation in the Armed Forces Parliamentary Scheme.

The Company’s Board of Directors reviewed and approved the Agreement after considering the existing advisory relationship between the Company and Mr. Everitt. Mr. Everitt is not a member of the Company’s Board of Directors and did not participate in the Company’s review, negotiation or approval of the Agreement.

Securities Purchase Agreement and Convertible Debentures

On July 20, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd. (the “Investor”), an investment fund managed by Yorkville Advisors Global, LP, pursuant to which the Company agreed to issue and sell to the Investor convertible debentures in the aggregate principal amount of up to $15,000,000 (the “Convertible Debentures”), at a purchase price equal to 85% of the principal amount thereof, in two tranches. The first tranche, in the principal amount of $10,000,000, closed on July 20, 2026 (the “First Closing”). The second tranche, in the principal amount of $5,000,000, will close upon the effectiveness of the initial registration statement described below under “Registration Rights Agreement.” The Company also paid the Investor a non-refundable due diligence fee of $50,000, which was netted from the proceeds of the First Closing. The Company intends to use the net proceeds of the offering for working capital and general corporate purposes.

The Convertible Debentures bear interest at a rate of 5.00% per annum (which increases to 18.00% per annum during the continuance of an event of default), calculated on the basis of a 365-day year, and mature on July 20, 2027. Beginning on December 30, 2026, and on the same day of each calendar month thereafter, the Company is required to repay the Convertible Debentures in monthly installments of $1,750,000 of principal, plus a payment premium equal to 2% of the principal amount being paid and accrued and unpaid interest. Installment amounts are payable, at the Company’s option, in cash or by offset against the proceeds of one or more advances under the Company’s Standby Equity Purchase Agreement with the Investor, dated July 25, 2025, as amended (the “SEPA”). While the Convertible Debentures are outstanding, any advances under the SEPA must use the three-day pricing option provided for therein, and payments in excess of the installment amount then due are not subject to the payment premium. The Company may redeem amounts outstanding under the Convertible Debentures prior to maturity at any time upon advance notice by paying the principal amount being redeemed, a redemption premium equal to 5% of such principal amount, and accrued and unpaid interest.

The Convertible Debentures are convertible at the option of the Investor into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a fixed conversion price of $5.00 per share. Upon the occurrence and during the continuance of an event of default, the Investor may convert at the lower of such fixed price or a variable price equal to 90% of the lowest daily volume-weighted average price of the Common Stock during the ten trading days immediately preceding the conversion date, subject to a floor price of $0.702 per share. The Investor may not convert the Convertible Debentures (or exercise the Warrants described below) to the extent that, after giving effect thereto, the Investor and its affiliates would beneficially own more than 4.99% of the outstanding Common Stock. The Convertible Debentures also may not be converted, and the Warrants may not be exercised, to the extent the shares issuable would exceed the aggregate number of shares of Common Stock that the Company may issue under the applicable rules of The Nasdaq Stock Market LLC (the “Exchange Cap”), unless the Company’s stockholders approve issuances in excess of the Exchange Cap.

The Securities Purchase Agreement contains customary representations, warranties and covenants of the Company, including, among other things, covenants that, while the Convertible Debentures are outstanding and subject to specified exceptions, restrict the Company’s ability to enter into variable rate transactions (other than pursuant to the SEPA), incur additional indebtedness or grant liens, effect discounted offerings, and make payments on certain related-party indebtedness. Closing of the transaction was conditioned upon, among other things, the delivery of consent and deferral agreements by the holders of certain outstanding promissory notes issued by the Company.

Warrants

In connection with the Securities Purchase Agreement, the Company issued to the Investor warrants (the “Warrants”) to purchase up to 1,800,000 shares of Common Stock at an exercise price of $5.00 per share. The Warrants are exercisable upon issuance and expire 36 months after the date of issuance. The Warrants are exercisable for cash, provided that if, after the six-month anniversary of the date of the Securities Purchase Agreement, a registration statement covering the resale of the shares underlying the Warrants is not available, the Warrants may be exercised on a cashless basis.

 Registration Rights Agreement

In connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) an initial registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Convertible Debentures and exercise of the Warrants, together with certain additional shares issuable under the SEPA, within 60 days, and to use commercially reasonable efforts to cause such registration statement to be declared effective within the deadlines specified therein and to maintain its effectiveness until the registrable securities have been sold or may be sold without restriction under Rule 144.

Global Guaranty Agreement

In connection with the Securities Purchase Agreement, certain subsidiaries of the Company receiving proceeds of the Convertible Debentures, consisting of VisionWave Technologies, Inc., VisionWave Holdings UK Ltd and Solar Drone Ltd., entered into a Global Guaranty Agreement in favor of the Investor (the “Guaranty”), pursuant to which such subsidiaries, jointly and severally, guaranteed the payment obligations of the Company under the Convertible Debentures and the related transaction documents.

Consent and Deferral Letter Agreements

On July 20, 2026, as a condition to the First Closing, the Company entered into side letter agreements (the “Consent and Deferral Letters”) with each of Dream America Marketing Services, Ltda. (“Dream America”), the holder of a promissory note issued by the Company on April 10, 2026 in the original principal amount of $6,000,000, and Adrian Holdings S.R.L. (“Adrian”), the holder of a promissory note issued by the Company on January 5, 2026 in the original principal amount of $10,000,000. Pursuant to the Consent and Deferral Letters, each of Dream America and Adrian has agreed, until the obligations under the Convertible Debentures have been indefeasibly paid in full, (i) not to demand, request, accept, receive or apply any cash payments from the Company in respect of its promissory note (including payments of principal, interest, fees, default interest, premiums, costs or expenses), with any such payments received to be returned to the Company or held in suspense unless otherwise consented to in writing by the Investor, and (ii) to forbear from exercising its rights and remedies upon the occurrence of any default under its promissory note. Each of Dream America and Adrian has also consented to the Company’s incurrence of the indebtedness under the Convertible Debentures and to the payments required to be made thereunder, whether made in cash or through the issuance and sale of shares of Common Stock and the use of the proceeds of such issuances and sales to repay the Convertible Debentures. Except as set forth in the Consent and Deferral Letters, the terms of such promissory notes remain in full force and effect.

Extension of Maturity of SEPA Promissory Notes

On July 20, 2026, the Investor, as holder of the promissory notes issued by the Company in connection with prepaid advances under the SEPA on July 25, 2025 (in the original principal amount of $3,000,000) and September 11, 2025 (in the original principal amount of $2,000,000) (collectively, the “SEPA Notes”), delivered to the Company written notice of its election, pursuant to the terms of the SEPA Notes, to extend the maturity date of the SEPA Notes to January 25, 2027 (the “Maturity Extension”), which extension the Company acknowledged and agreed.

Termination of Term Sheet with Lucky

On July 24, 2026, the Company determined that continuing to pursue the proposed transaction with Lucky Whale would not be in the best interests of the Company or its shareholders. Accordingly, the Company has notified Lucky Whale Production Limited that it has elected not to proceed with the transaction contemplated by the previously announced term sheet and does not intend to negotiate or execute definitive agreements relating to the proposed project.

C.M Composite Side Letter

On July 28, 2026, the Company entered into a side letter (the “Side Letter”) with the Seller and C.M. Composite, pursuant to which the parties agreed to extend (i) the Belrise Long-Stop Date from March 31, 2026 to December 31, 2026, effective retroactively as of March 31, 2026, and (ii) the Outside Closing Date from June 30, 2026 to December 31, 2026, effective retroactively as of June 30, 2026. Accordingly, the Company is entitled to terminate the Share Purchase Agreement, without liability, if the Belrise Condition has not been satisfied (or waived by the Company in its sole and absolute discretion) on or before December 31, 2026, provided that the Company may not so terminate if it is then in material breach of its obligations under the Share Purchase Agreement, and the Closing shall take place no later than December 31, 2026 (or such later date as may be mutually agreed in writing by the parties); provided, that in no event shall the Closing occur unless and until the Belrise Condition has been satisfied (or waived by the Company in its sole and absolute discretion).

Under the Side Letter, each party acknowledged that no party has exercised, or shall be deemed to have exercised, any right of termination under the Share Purchase Agreement arising from the failure of the Belrise Condition to be satisfied on or before March 31, 2026 or the failure of the Closing to occur on or before June 30, 2026, and each party irrevocably waived any right to terminate the Share Purchase Agreement, and any claim, right or remedy, in each case solely to the extent arising from the passage of the original Belrise Long-Stop Date or the original Outside Closing Date prior to the date of the Side Letter. The Side Letter does not waive the Belrise Condition itself, which remains a condition precedent to the Company’s obligation to consummate the Closing. Except as expressly set forth in the Side Letter, the Share Purchase Agreement and each other agreement, instrument and document executed in connection therewith remain unmodified and in full force and effect.

D-Fence Term Sheet

On August 2, 2026, VisionWave Holdings, Inc. (the “Company” or “VisionWave”) entered into a term sheet (the “Term Sheet”) with D-Fence Electronic Fencing Systems Ltd. (“D-Fence”), an Israeli developer of artificial intelligence-powered perimeter security and electronic fencing systems, providing the framework for VisionWave’s proposed acquisition of a controlling equity interest in D-Fence. The Term Sheet is binding upon the parties only with respect to its provisions relating to exclusivity, confidentiality, expenses, governing law and termination; the remaining provisions of the Term Sheet, including those describing the structure and terms of the proposed transaction, are non-binding and are subject in all respects to the negotiation and execution of a definitive share purchase agreement (the “Definitive Agreement”).

Pursuant to the Term Sheet, VisionWave intends to acquire at least fifty-one percent (51%) of the outstanding equity interests of D-Fence in exchange for shares of VisionWave common stock. VisionWave will also receive an option, exercisable for a period of two years following the initial closing, to acquire the remaining forty-nine percent (49%) of D-Fence. The Term Sheet contemplates an implied valuation of approximately $5 million for the initial acquisition, with the remaining equity subject to an implied valuation of approximately $20 million.

The Term Sheet provides that no cash consideration will be paid to the D-Fence shareholders. VisionWave may, however, provide up to $1,000,000 per year to D-Fence in the form of a loan to fund contract execution and approved operating expenses, which D-Fence will be obligated to repay from available funds in accordance with the terms of such loan. Any shares of VisionWave common stock issued in connection with the proposed transaction are expected to be issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof and/or Regulation D thereunder, and the closing of the proposed transaction will be subject to approval by the Company’s stockholders in accordance with applicable Nasdaq listing rules.

The Term Sheet also provides for a price protection mechanism pursuant to which, if within six months following the closing the price or implied valuation of the Company’s common stock is lower than the implied per-share valuation at the closing, the exchange ratio will be retroactively adjusted and the Company will issue, for no additional consideration, additional shares of common stock to the former D-Fence shareholders in an amount sufficient to preserve the total transaction value agreed upon at the closing. Any such additional issuance would result in dilution to the Company’s existing stockholders.

In addition, the Term Sheet contemplates that the Definitive Agreement will provide the D-Fence shareholders with customary registration rights, including the obligation of the Company to file a resale registration statement on Form S-1 (or Form S-3, if eligible) within 90 calendar days following the closing and to use its best efforts to cause such registration statement to be declared effective within 180 calendar days following the closing, together with one demand registration right, customary piggy-back registration rights, a lock-up of 180 days from effectiveness and customary indemnification provisions. The Term Sheet further contemplates that Uriel Bin and Max Nudelman will remain in their positions with D-Fence for a period of four years following the closing.

The Term Sheet grants the Company exclusivity through September 30, 2026 and contemplates that the Definitive Agreement will be executed no later than September 30, 2026, with the closing to occur no later than October 15, 2026, subject to extension by mutual written consent to a date no later than October 31, 2026. The Term Sheet may be terminated by either party upon written notice if the Definitive Agreement is not executed by September 30, 2026 or if any condition precedent becomes incapable of satisfaction.

Hen Basketball Haifa Club Sponsorship Agreement

On August 5, 2026, the Company entered into a Sponsorship Agreement (the “Sponsorship Agreement”) with Hen Basketball Haifa Club, a registered association organized under the laws of the State of Israel (the “Club”), a professional basketball club competing in the Israeli basketball leagues. Pursuant to the Sponsorship Agreement, the Company will serve as the main sponsor of the Club for the 2026-2027 basketball season, and will receive sponsorship and promotional rights that include, among other things, display of the Company’s logo on the Club’s official playing jerseys, use of the Company’s logo on the Club’s official marketing materials, website and social media channels, and acknowledgment of the Company as the Club’s main sponsor in official publications and sponsor listings. The Sponsorship Agreement remains in effect until the conclusion of the 2026-2027 basketball season, unless earlier terminated in accordance with its terms.

As consideration for the sponsorship rights granted to the Company, the Company agreed to issue to the Club 2,000,000 newly issued shares of the Company’s common stock, par value $0.01 per share (the “Shares”).

The Shares will constitute “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), will bear a customary restrictive legend, and will be subject to a six-month holding period under Rule 144. Following expiration of the applicable holding period, the Club may not sell, on any single trading day, a number of Shares exceeding ten percent (10%) of the average daily trading volume of the Company’s common stock for the ten (10) trading days preceding the date of such sale. The Club has no registration rights with respect to the Shares, and has agreed not to engage in any short sales of, or hedging or derivative transactions with respect to, the Company’s common stock while it holds any Shares.

The Sponsorship Agreement contains customary representations, warranties and covenants of the parties. Either party may terminate the Sponsorship Agreement upon an uncured material breach by the other party, and the Company may terminate the Sponsorship Agreement with immediate effect in the event of conduct by the Club that brings, or is reasonably likely to bring, the Company into public disrepute. If the Sponsorship Agreement is terminated by the Company prior to the conclusion of the 2026-2027 season as a result of the Club’s material breach or such conduct, the Club is required to return to the Company a pro-rata portion of the Shares corresponding to the unexpired portion of the term (or to pay the Company the value thereof).

Termination of Agreement with Meteor

On August 13, 2026, the Company delivered to Meteor a written notice terminating the Agreement, entered in on June 29, 2026, effective immediately (the “Termination Notice”). The Company terminated the Agreement following its due diligence review

Conversion of Convertible Promissory Note

On August 17, 2026, YA II PN, Ltd. (“YA”) delivered a conversion notice to the Company pursuant to Convertible Promissory Note No. VWAV-2, dated September 11, 2025. Pursuant to the conversion notice, YA elected to convert $1,250,000 of outstanding principal and $112,109.59 of accrued interest, representing an aggregate conversion amount of $1,362,109.59.

In accordance with the terms of the Note, the applicable conversion price was $1.00 per share, resulting in the issuance of 1,362,109 shares of the Company’s common stock to YA. Following the conversion, $750,000 of principal remained outstanding under the Note.

Additional Share Issuances

Subsequent to June 30, 2026 and to the date of this Report on Form 10Q, the Company issued an additional 1,510,000 shares under the SEPA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2026 and 2025, and our audited financial statements as of the year ended September 30, 2025, included in Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 31, 2025.

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

To accelerate this strategy, we have executed multiple strategic acquisitions, asset purchases, joint ventures, and equity exchanges since late 2025, including the QuantumSpeed intellectual property assets (computational acceleration technology); a staged strategic equity exchange with SaverOne 2014 Ltd., establishing SaverOne as the core operating platform for our RF-based defense and security technologies; the acquisition of an IP asset from Blade Ranger, vested under a Company name Solar Drone Ltd (drone technologies); a 51% controlling stake (not closed yet) in C.M. Composite Materials Ltd., an Israeli aerospace-certified composite manufacturer supplying structural components for advanced defense systems (subject to the JV Condition in India and other closing conditions, with targeted closing by September 30, 2026); the Solar Drone subsidiary’s acquisition of a 51% interest in Junko Solar Ltd. (solar panel maintenance and cleaning services); the xClibre intellectual property a video intelligence IP assets, and entry into a Letter of Engagement with the National Oil Company of Liberia for offshore petroleum blocks (subject to regulatory and legislative approvals).

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

In consideration for the Assigned IP, the Company agreed to pay Adrian aggregate consideration consisting of (i) 10,000,000 shares of the Company’s Common Stock (the “Purchase Shares”), and (ii) a promissory note in the principal amount of $10,000,000 (the “Adrian Note”). At closing (which occurred on January 5, 2026, the Company issued and delivered to Adrian 3,000,000 Purchase Shares (the “Closing Shares”) and executed and delivered the Adrian Note.

The issuance of the remaining 7,000,000 shares of the Company’s Common Stock (the “Contingent Shares”) is subject to approval by the Company’s shareholders as required under applicable Nasdaq listing rules. The Company has agreed to use its commercially reasonable efforts to obtain such shareholder approval (the “Shareholder Approval”) as soon as practicable following the Closing, including by including a proposal for such approval in its next annual or special meeting of shareholders (four excluding any specific meeting to be held on or about February 2026), and in no event later than nine (9) months after the Closing Date. If Shareholder Approval is not obtained within nine (9) months after the Closing Date, then (i) the Company shall promptly cause sixty percent (60%) of the equity interests in a new entity QuantumSpeed Inc., a planned wholly-owned subsidiary of the Company to which the acquired intellectual property assets will have been assigned, to be transferred to Adrian (or its designee) free and clear of all encumbrances (other than restrictions under applicable securities laws), (ii) Adrian’s security interest in such equity interests shall be automatically released, and (iii) Adrian shall retain full ownership of the 3,000,000 shares of common stock previously issued at Closing and the Adrian Note, without any obligation to return, cancel, or forfeit the same. For the avoidance of doubt, in such event, no alternative consideration will be provided in lieu of the Contingent Shares.

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

Capital Contributions and Valuation To fund and resource the JV LLC, the parties agreed to specific capital and asset contributions. TOKENIZE will contribute its intellectual property portfolio along with 897,102 shares of the Company’s common stock for 22.04% ownership of the JV, and GBT will contribute 2,020,500 shares of the Company’s common stock for 2.264% ownership of the JV. BOCA will contribute the designated projects and provide non-exclusive licenses granting the JV LLC rights to use certain background intellectual property solely for the designated projects for 37.848% ownership of the JV.  The Company will provide non-exclusive licenses granting the JV LLC rights to use certain background intellectual property solely for the designated projects for 37.848% ownership of the JV.

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

Governance: The JV LLC will be governed by a three-member board, with specific governance and deadlock resolution mechanisms to be established in a separate operating agreement. TOKENIZE and GBT will not participate in the management or governance of the JV LLC. Additionally, the JV Agreement permits the Company to appoint a director to BOCA’s board; any reciprocal appointment of a BOCA designee to the Company’s board remains subject to approval by the Company’s independent directors, compliance with Nasdaq rules, and, if applicable, shareholder approval. The Company has appointed its CEO as the Managing Member of the JV.

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

The transaction was closed on April 1, 2026.

As of June 30, 2026 the JV LLC a variable interest entity consolidated by the Company, held 2,917,602 shares of the Company's common stock. These shares were contributed to the JV LLC by GBT Tokenize Corp. and GBT Technologies, Inc. in connection with the JV LLC's formation and are presented as treasury stock within the Company's consolidated statement of stockholders' equity. These shares are excluded from the weighted-average shares used in the Company's computation of basic and diluted earnings per share.

No gain or loss is recognized in the Company's consolidated statements of operations from changes in the fair value of these shares, consistent with the Company's policy of not recognizing gains or losses on transactions or remeasurements involving its own equity securities.

These shares remain subject to transfer restrictions under the Strategic Joint Venture Agreement dated January 9, 2026 (the “JV Agreement”), pursuant to which they may not be sold, assigned, transferred, pledged, hypothecated, encumbered, or otherwise disposed of without the prior written consent of the other party to the JV Agreement, subject to limited permitted-transfer exceptions. The JV Agreement does not specify a fixed expiration date for this restriction.

VWave Boca JV, LLC is a VIE for which the Company has determined that it is the primary beneficiary as it has the power to direct significant activities and obligations to absorb losses or right to receive benefits and therefore consolidates the JV and records non-controlling interest.

The Company contributed access by license in its intellectual property with a carrying value of zero in exchange for its investment in VWave Boca JV, LLC. The Company’s shares of common stock contributed by the other members have been accounted for as treasury stock. The Company’s share of the income (loss) reported by the JV are consolidated in the accompanying unaudited condensed consolidated statements of operations.

SaverOne Transaction

On January 26, 2026, VisionWave entered the Exchange Agreement with SaverOne. The Exchange Agreement provides for a three-stage equity exchange and strategic collaboration providing for VisionWave to acquire up to approximately 51% of SaverOne’s issued and outstanding ordinary shares on a fully diluted basis, subject to milestone achievement and applicable regulatory approvals. In exchange, the Exchange Agreement provides SaverOne with the ability to acquire VisionWave common stock with an aggregate economic value of up to $7.0 million, subject to staged issuance, price-based adjustments, and compliance with Nasdaq listing rules. The number of VisionWave shares of common stock issued in each stage is determined based on a five-day VWAP immediately preceding the applicable closing. The transaction establishes SaverOne as the core operating platform for VisionWave’s radio-frequency (RF) defense and security technologies, supported by a non-exclusive, worldwide license to certain VisionWave RF intellectual property for defense and security applications. Below is a summary of the three-stage equity exchange:

●	Stage 1 - SaverOne issues VisionWave ordinary shares representing 19.99% of SaverOne’s outstanding share capital (fully diluted), in exchange for VisionWave common stock valued at approximately $2.74 million. On March 5, 2026, VisionWave completed the Stage 1 Closing pursuant to the Exchange Agreement. At the Stage 1 Closing, VisionWave issued the Stage 1 VisionWave Shares to SaverOne, having an aggregate value of approximately $2.7 million, calculated based on the VWAV Average Price (as defined in the Exchange Agreement) of $7.5031 per share. In exchange, SaverOne issued the Company 148,584 restricted ADSs (representing 6,418,828,800 restricted ordinary shares) representing 19.99% of SaverOne’s issued and outstanding share capital as of the effective date of the Exchange Agreement (calculated on a fully diluted basis, excluding any dilutive effects from future issuances unrelated to the Exchange Agreement). In addition, the Company will issue the corresponding shares issuable to management at the Stage 1 Closing pursuant to Schedule 1.7 of the Exchange Agreement, including the applicable portion of the $3 million pool (39.1877%).

●	Stage 2 - Upon achievement of the first operational integration milestone, SaverOne issues VisionWave ordinary shares representing 19.99% of SaverOne’s outstanding share capital (fully diluted), in exchange for VisionWave Common Stock valued at approximately $2.74 million.

●	Stage 3 - Upon achievement of a commercial or defense pilot milestone, SaverOne issues VisionWave ordinary shares representing 11.02% of SaverOne’s outstanding share capital (fully diluted) resulting in VisionWave owning approximately 51% of SaverOne in exchange for VisionWave Common Stock valued at approximately $1.51 million.

At the close of stage 3 of the transaction, VisionWave shareholdings of SaverOne was 41.5%.

Blade Ranger Transaction

On December 3, 2025, VisionWave entered into the Blade Ranger Agreement with Seller, and, solely for purposes of acknowledgment and certain covenants therein, the Target Company, which was amended on December 15, 2025. Pursuant to the Blade Ranger Agreement VisionWave acquired all of the issued and outstanding shares of the Target Company (the “Acquisition”) from the Seller in consideration for the issuance by VisionWave to the Seller (or its designee(s)) of the Buyer Shares and the Initial PFWs. Further, if the VWAP of VisionWave’s Common Stock for the five Trading Day period immediately preceding the date of effectiveness of the registration statement registering the resale of the Buyer Shares and Warrant Shares is less than $12.00 per share then VisionWave shall issue Blade Ranger such number of Additional PFWs equal the difference between (x) $21,600,000 divided by such average daily VWAP and (y) 1,800,000, to be issued within two Business Days following the effectiveness of such registration statement.

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

On February 20, 2026 (the “Effective Date”), the Company, entered into two related definitive agreements in connection with a strategic investment and acquisition transaction involving C.M. Composite Materials Ltd., an Israeli corporation with registration number 513931139 (the “C.M. Composite”): (i) an Investment and Share Purchase Agreement (the “Share Purchase Agreement”), dated as of February 20, 2026, by and among the Company (as Buyer), Matania (Mati) Moskovich (as Seller)(“Moskovich”), and the C.M. Composite (solely for purposes of acknowledgment and certain covenants); and (ii) a Loan Agreement (the “Loan Agreement”), dated as of February 20, 2026, by and between the Company (as Lender) and the C.M. Composite (as Borrower).

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

The Loan Agreement provides for a secured loan facility in an aggregate principal amount of up to $5,000,000 (the “Commitment”). The Company is obligated to make an initial advance of up to $1,300,000 within thirty (30) Business Days following the Effective Date (subject to satisfaction of conditions precedent), to be used for general working capital purposes consistent with the C.M. Composite’s ordinary course of business. Subsequent advances of the remaining up to $3,500,000 may be made in one or more tranches upon mutual written agreement of the parties, solely for working capital of the establishment and operation of a new facility outside Israel, with each tranche subject to the Company’s reasonable approval and minimum amounts (generally not less than $250,000 unless otherwise agreed). Proceeds of subsequent advances are to be used exclusively to operate, develop, certify, market, and commercialize the C.M. Composite’s technologies and products in global markets, including the United States. The Company advanced $500,000 to C.M. Composite on February 5, 2026, the Company advanced $200,000 to C.M. Composite on January 22, 2026 and the Company advanced $398,345 to C.M. Composite on December 26, 2025. The advances were made pursuant to a promissory note with a 24-month maturity, bearing no interest unless an event of default occurs (then at 5% per annum or the lower legal maximum), prepayable without penalty, and not contingent on any acquisition or strategic transaction.

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

Under the Amendment, to the extent the Belrise Condition is not satisfied by the Seller and the Company has not otherwise waived such condition, the Company may elect to close the SPA in accordance with certain terms and conditions at a reduced purchase price. The Company has agreed to use its reasonable best efforts to work with the Seller to satisfy the Belrise Condition and has acknowledged the Belrise Condition is critical to the value of the transaction and to its financial investment.

The Agreement contains a customary termination provision if the Company’s Board is materially adversely affected with respect to certain aspects of the transaction following the Initial Closing. This includes terminations under applicable securities laws, and if the Seller’s security interest shall be automatically released, and (iii) the Seller shall retain full ownership of the 3,500,000 shares of common stock previously issued at Closing and the Note, without any obligation to return, cancel, or forfeit the same.

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

The issuance of the remaining 3,500,000 shares of the Company’s common stock (the “Contingent Shares”) is subject to (i) satisfactory proof-of-concept results and (ii) Nasdaq Shareholder Approval under Nasdaq Listing Rule 5635. The Company has agreed to use its commercially reasonable efforts to obtain such proof-of-concept approval (the “POC Approval”) as soon as practicable following the Closing, and in no event later than nine (9) months after the Closing Date. The Company has also agreed to use reasonable best efforts to obtain Nasdaq Shareholder Approval. If proof-of-concept approval is not obtained within nine (9) months after the Closing Date, then (i) the Company shall promptly cause sixty percent (60%) of the equity interests in a new entity xClibre Inc., a planned wholly-owned subsidiary of the Company to which the acquired intellectual property assets will have been assigned, to be transferred to the Seller (or its designee) free and clear of all encumbrances (other than restrictions under applicable securities laws), (ii) the Seller’s security interest in such equity interests shall be automatically released, and (iii) the Seller shall retain full ownership of the 3,500,000 shares of common stock previously issued at Closing and the Note, without any obligation to return, cancel, or forfeit the same. For the avoidance of doubt, in such event, no alternative consideration will be provided in lieu of the Contingent Shares.

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

In connection with the SEPA, and subject to the condition set forth therein, YA II has agreed to advance to the Company the Pre-Paid Advance. The first Pre-Paid Advance was disbursed on July 25, 2025 with respect to $3.0 million and the balance of $2.0 million was disbursed on September 11, 2025. The purchase price for the Pre-Paid Advance is 94% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date will be 12-months after the closing of each tranche of the Pre-Paid Advance. Investor may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $10.00 or 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion (the “Conversion Price”); provided, that in no event may the Conversion Price be lower than $1.00 (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes may be declared immediately due and payable, in which case the Company shall pay to YA II the principal and interest due thereunder. In no event shall Investor be allowed to effect a conversion if such conversion, along with all other shares of common stock then beneficially owned by YA II and its affiliates, would exceed 4.99% of the outstanding shares of the then common stock of the Company. If at anytime on or after the issuance of the Convertible Notes (i) the Floor Price Event, (ii) the Exchange Cap Event or (iii) a Registration Event occurs, provided, however, that no Registration Event shall be deemed to have occurred prior to the Rule 144 Date, and after the Rule 144 Date, no Registration Event shall be deemed to have occurred so long as the Company remains current on its filings with the SEC and the Investor is able to rely on Rule 144 under the Securities Act of 1933, as amended, to resell shares of common stock issuable under the Convertible Notes, then the Company shall make monthly payments to Investor beginning on the seventh trading day after the Amortization Event and continuing monthly in the amount of $750,000 plus a 5.0% premium and all accrued and unpaid interest. The Exchange Cap Event will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of the Exchange Cap.

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

The Letter Agreement contains customary representations, warranties, covenants (including restrictions on variable rate transactions, additional indebtedness without consent, and use of proceeds), and events of default. The Company is not required to register the shares issued upon conversion of the Note but has agreed to register the shares issuable upon exercise of the Warrant. The Investor has demand registration rights covering all shares of common stock underlying the Note. Upon written demand, the Company must file a resale registration statement within 45 calendar days, use commercially reasonable efforts to cause it to become effective promptly, and address any Rule 415 limitations through pro-rata reductions and successive filings as necessary. In addition, the Company shall, at its sole cost and expense, file with the SEC on or before the date that is 90 calendar days after the closing date file a registration statement on Form S-1 registering the resale of all of the shares of common stock issuable upon exercise of the Warrant (the “Warrant Registration Statement”). The Company shall use its commercially reasonable efforts to cause the Warrant Registration Statement to be declared effective as soon as practicable after the filing thereof.

Solar Drone

On March 11, 2026, SolarDrone Ltd. (“SolarDrone”), an Israeli subsidiary of VisionWave entered into a Consulting and Share Purchase Agreement (the “Junko Agreement”) with Mr. Amos Cohen, a controlling shareholder of Junko Solar Ltd., an Israeli company engaged in solar panel maintenance and cleaning services. Pursuant to the Junko Agreement, SolarDrone agreed to acquire 51% of the issued and outstanding shares of Junko Solar Ltd. (the “Junko Transaction”). The parties agreed on a pre-money valuation of Junko Solar of $400,000, and SolarDrone agreed to purchase the 51% controlling interest for an aggregate purchase price of $204,000. The purchase price will be paid in three equal installments:

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

As part of the Transaction, Junko Solar Ltd. will transfer operational activities related to solar panel cleaning and maintenance services, including customer relationships, business relationships, and related operational assets to SolarDrone. SolarDrone will manage and operate the business going forward. The transaction was closed on April 1, 2026.

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

Change in Role of Douglas Davis

On December 29, 2025, Noam Kenig resigned as Chief Executive Officer and as a member of the Board effective immediately for personal reasons. Mr. Kenig’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On December 29, 2025, the Board appointed Douglas Davis, the Company’s current Executive Chairman, to serve as Interim Chief Executive Officer, effective immediately. On March 13, 2026, the Board appointed Douglas Davis, previously serving as Interim Chief Executive Officer and Executive Chairman, as Chief Executive Officer of the Company, effective March 13, 2026, removing the “Interim” designation from his title. In connection therewith, on March 13, 2026, the Company entered into an amendment (the “Davis Amendment”) to Mr. Davis’s Employment Agreement dated August 6, 2025, which formalizes his Chief Executive Officer title (in addition to his continuing role as Executive Chairman) and provides for an additional milestone-based equity bonus. Material terms of the Davis Amendment include:

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

Further, on March 18, 2026, VisionWave Israel appointed Khdoura Sabbagh as Chief Executive Officer and its sole director and entered into an Employment Agreement with Mr. Sabbagh, pursuant to which Mr. Sabbagh was appointed Chief Executive Officer of VisionWave Israel. Under the Employment Agreement, Mr. Sabbagh will receive an annual base salary of $150,000 and is eligible to receive options to purchase 2,000,000 shares of the Company’s common stock, subject to vesting and the terms of the Company’s equity incentive plan. The agreement contains customary terms regarding duties, confidentiality, intellectual property, and termination. At June 30, 2026, the options were not yet granted.

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

At June 30, 2026, the options were not granted under the employment agreement.

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

The Agreement includes customary representations, warranties, covenants, indemnification provisions, confidentiality obligations, lock-up restrictions, and closing conditions. Closing remains subject to, among other things:

●	completion of legal, financial, and operational due diligence;

●	receipt of all required corporate and regulatory approvals;

●	applicable tax rulings and/or approvals in Israel;

·execution and delivery of final ancillary closing documents; and

·satisfaction or waiver of other customary closing conditions.

Listing In Germany

During May 2026, the Company commenced the process of seeking registration of its common stock for trading on the Frankfurt Stock Exchange in Germany and, in connection therewith, obtained a Legal Entity Identifier (“LEI”) from WM Datenservice for international securities settlement and regulatory purposes. The process was completed in June 2026.

In connection with the Frankfurt listing and expansion of investor awareness activities in Europe, particularly within Germany, Switzerland, and Austria, the Company entered into (i) an Investor Awareness Advisory Agreement and (ii) an Investor Awareness Services Agreement with CapitaLink Ltd, an Israeli-based investor awareness and communications advisory firm.

Under the advisory agreement, the Company agreed issued 55,000 restricted shares of common stock pursuant to the Company’s 2024 Omnibus Equity Incentive Plan as consideration for advisory on investor awareness services related to the European market and Frankfurt listing process. The shares are subject to a 180-day lock-up and Rule 144 resale restrictions.

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

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant estimates include assumptions made in the valuation of the stock options, valuation of convertible notes, fair value of assets acquired including intangible assets, useful life of intangible assets, valuation of warrants, impairment of goodwill and intangible assets, recoverability of receivables, and recoverability of deferred tax assets. Accordingly, the actual results could differ from those estimates.

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

Net Loss Per Share

Basic net income (loss) per share is computed by dividing the net loss by the weighted average shares outstanding for the year. Diluted loss per share is computed by giving effect to all potential shares of common stock to the extent dilutive. For the three and nine months ended June 30, 2026 and 2025, the Company’s diluted weighted-average shares outstanding is equal to basic weighted-average shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per unit since such inclusion would have been antidilutive. As of June 30, 2026 and 2025, potentially dilutive securities include the public warrants, stock options and the convertible promissory notes.

Results of Operations

The following tables set forth the results of our operations for the periods presented, as well as the changes between periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

The three months ended June 30, 2026 and 2025.

The following table sets forth the Company’s unaudited condensed consolidated statements of operations data for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
Revenue	$286,339	$—	$286,339
Cost of revenue	(171,759)	—	(171,759)
Gross Profit	114,580	—	114,580

Operating costs:
General and administrative	5,989,701	132,933	5,856,768
Research and development	747,803	8,548	739,255
Sales and marketing	3,167,400	4,585	3,162,815
Depreciation and amortization	8,354,343	—	8,354,343
Loss from operations	(18,144,667)	(146,066)	(17,998,601)

Other (expense) income:
Interest income	185,789	—	185,789
Interest expense	(5,230,404)	—	(5,230,404)
Net loss from sale of Marketable Securities	—	(9,455)	9,455
Loss on disposal of investments	(523,011)	—	(523,011)
Change in fair value of convertible notes payable	(568,706)	—	(568,706)
Change in fair value of other liabilities	(15,610)	—	(15,610)
Change in fair value of other investments	(1,632,548)	—	(1,632,548)
Other expenses	(1,450)	—	(1,450)
Total other (expense) income, net	(7,785,940)	(9,455)	(7,776,485)

Net loss	$(25,930,607)	$(155,521)	$(25,775,086)

Gross Profit

Gross profit for the three months ended June 30, 2026 was $114,580 as compared to $0 for the same period in 2025. The Company generates revenue from the Solar Drone mainly through its subsidiary Junko, which was acquired during the nine months ended June 30, 2026.

General and Administrative

General and administrative expenses for the three months ended June 30, 2026 was $5,989,701 as compared to $132,933 for the same period in 2025. The $5,856,768 increase in general and administrative for the three months ended June 30, 2026 reflects increases in professional services such as legal, stock-based compensation, consulting and accounting.

Research and Development

Research and Development expenses for the three months ended June 30, 2026 was $747,803, as compared to $8,548 for the same period in 2025. The $739,255 increase in research and development reflects increases in personnel and supplies related costs as the Company continues to develop its products. The Company expects that its research and development expense will increase in future periods as it seeks to develop and commercialize its products.

Sales and Marketing

Sales and marketing for the three months ended June 30, 2026 was $3,167,400 as compared to $4,585 for the same period in 2025. The $3,162,815 increase in sales and marketing reflects increases in marketing such as investor awareness costs as the Company continues to develop its products.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2026 was $8,354,343 as compared to $0 for the same period in 2025. The $8,354,343 increase is related to depreciation on fixed assets purchased and acquired in the asset acquisitions and amortization on intellectual property acquired in the asset acquisitions.

Interest income

During the three months ended June 30, 2026, the Company earned $185,789 in interest income on balances held in bank accounts as well as notes receivable balances.

Interest expense

Interest expense of $5,230,404 for the three months ended June 30, 2026, is mainly a result of the accrual of interest on the convertible notes payable and amortization of debt issuance cost on convertible notes payable.

Net loss from sale of Marketable Securities

Net loss from sale of Marketable Securities for the three months ended June 30, 2025 was a loss of 9,455 as a result of sale of AVAI shares.

Loss of disposal on investments

Loss on disposal of investment was $523,011 for the three months ended June 30, 2026 as a result of SaverOne shares transferred to Adrian for loan payment partially offset by sale of other investments held at fair value.

Change in fair value of convertible notes payable

During the three months ended June 30, 2026, the Company recorded a loss of $568,706 from the change in fair value of the convertible promissory note agreements issued under the Standby Equity Purchase Agreement entered into on July 25, 2025.

Change in fair value of other liabilities

During the three months ended June 30, 2026, the Company recorded a loss of $15,610 from the change in fair value of the stock-based compensation in connection with shares due to a vendor.

Change in fair value of other investments

During the three months ended June 30, 2026, the Company recorded a loss of $1,632,548 from the change in fair value of the investments in T3.

Other expenses

During the three months ended June 30, 2026, other expense of $1,450 was related to miscellaneous charges.

The nine months ended June 30, 2026 and 2025.

	Nine Months Ended June 30,
	2026	2025	Change
Revenue	$286,339	$—	$286,339
Cost of revenue	(171,759)	—	(171,759)
Gross Profit	114,580	—	114,580

Operating costs:
General and administrative	13,592,558	408,164	13,184,394
Research and development	1,334,412	79,993	1,254,419
Sales and marketing	6,780,011	4,585	6,775,426
Depreciation and amortization	14,175,488	—	14,175,488
Loss from operations	(35,767,889)	(492,742)	(35,275,147)

Other (expense) income:
Interest income	205,191	—	205,191
Interest expense	(7,565,321)	—	(7,565,321)
Net gain from sale of Marketable Securities	—	104,656	(104,656)
Loss on disposal of investments	(523,011)	—	(523,011)
Change in fair value of convertible notes payable	(847,752)	—	(847,752)
Change in fair value of other liabilities	247,190	—	247,190
Change in fair value of other investments	(1,632,548)	—	(1,632,548)
Other income	107,525	—	107,525
Total other (expense) income, net	(10,008,726)	104,656	(10,113,382)

Net loss	$(45,776,615)	$(388,087)	$(45,388,528)

Gross Profit

Gross profit for the nine months ended June 30, 2026 was $114,580 as compared to $0 for the same period in 2025. The Company generates revenue from the Solar Drone mainly through its subsidiary Junko, which was acquired during the nine months ended June 30, 2026.

General and Administrative

General and Administrative expenses for the nine months ended June 30, 2026 was $13,592,558 as compared to $408,164 for the same period in 2025. The $13,184,394 increase in research and development reflects increases in personnel and supplies related to such as the Company continues to develop its.

Research and Development

Research and Development for the nine months ended June 30, 2026 was $1,334,412 as compared to $79,993 for the same period in 2025. The $1,254,419 increase in sales and marketing reflects increases in marketing such as investor awareness costs as the Company continues to develop its products.

Sales and Marketing

Sales and marketing for the nine months ended June 30, 2026 was $6,780,011 as compared to $4,585 for the same period in 2025. The $6,775,426 increase in sales and marketing reflects increases in marketing such as investor awareness costs as the Company continues to develop its products.

Depreciation and amortization

Depreciation and amortization for the nine months ended June 30, 2026 was $14,175,488 as compared to $0 for the same period in 2025. The $14,175,488 increase is in related to depreciation on fixed assets purchased and acquired in the asset acquisitions and amortization on intellectual property acquired in the asset acquisitions.

Interest income

During the nine months ended June 30, 2026, the Company earned $205,191 in interest income on balances held in bank accounts as well as notes receivable balances.

Interest expense

Interest expense of $7,565,321 for the nine months ended June 30, 2026, is mainly a result of the accrual of interest on the convertible notes payable and amortization of debt issuance cost on convertible notes payable.

 Net gain from sale of Marketable Securities

Net gain from sale of Marketable Securities for the nine months ended June 30, 2025 was a gain of 104,656 as a result of sale of AVAI shares.

Loss of disposal on investments

Loss on disposal of investment was $523,011 for the nine months ended June 30, 2026 as a result of SaverOne shares transferred to Adrian for loan payment partially offset by the gain on disposal of other investments held at fair value.

Change in fair value of convertible notes payable

During the nine months ended June 30, 2026, the Company recorded a loss of $847,752 from the change in fair value of the convertible promissory note agreements issued under the Standby Equity Purchase Agreement entered into on July 25, 2025.

Change in fair value of other investments

During the nine months ended June 30, 2026, the Company recorded a loss of $1,632,548 from the change in fair value of the investments in T3.

Change in fair value of other liabilities

During the nine months ended June 30, 2026, the Company recorded a gain of $247,190 from the change in fair value of the stock-based compensation liability.

Other income

Other income of $107,525 for the nine months ended June 30, 2026, is mainly as a result for the completion of a pilot.

Liquidity, Capital Resources and Going Concern

The Company’s primary sources of liquidity have been cash from financing activities. For the nine months ended June 30, 2026, the Company’s net loss was $45,776,615. During the nine months ended June 30, 2026, the Company used cash of $14,821,280 for operating activities. As of June 30, 2026, the Company had an accumulated deficit of $60,788,463 as of June 30, 2026. As of June 30, 2026, working capital deficit was $33,262,307 and cash was $4,881,610.

On July 25, 2025, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (the “Investor”) pursuant to which the Company has the right to sell to the Investor up to $50 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. The Company received proceeds of $10,540,571 from draw down during the nine months ended June 30, 2026.

The Company also received net proceed of $16,975,000 for loan issued during the three and nine months ended June 30, 2026 (See Note 14) and $850,000 from the issuance of convertible notes for the same periods.

Going Concern Assessment and Management’s Plans

In response to these conditions, on April 8, 2025, with an effective date of March 31, 2025 and as amended on July 28, 2026, the Company entered into a Funding Support Agreement with Stanley Hills, LLC (“Stanley Hills”), its principal shareholder of VisionWave Technologies, Pursuant to the agreement, Stanley Hills irrevocably and unconditionally committed to provide financial support to the Company, sufficient to fund the working capital needs through August 28, 2027. The funding may be provided by Stanley Hills in the form of direct payments to third parties, advances or intercompany loans or capital contributions, as mutually determined by the parties. Unless otherwise agreed in writing, any such advances will be non-interest bearing and repayable only at such time as determined by the Board of Directors, and only to the extent such repayment would not impair the Company’s liquidity or ability to continue as a going concern. The agreement may not be terminated by Stanley Hills prior to the twelve-month period from the date of release of the unaudited condensed consolidated financial statement.

Management has determined that the SEPA agreement, the agreement with Stanley Hills, cash receipts from customer arrangements, resource reallocation initiatives, additional insider investments and financing, along with its existing cash and committed affiliated support, alleviated the risk about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the unaudited condensed consolidated financial statements.

Cash flows for the nine months ended June 30, 2026 and 2025

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine months ended June 30, 2026 and 2025:

	Nine Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(14,281,280)	$(113,840)
Net cash (used) provided by in investing activities	(6,788,836)	114,375
Net cash provided by financing activities	$24,188,450	$—

Net Cash Used in Operating Activities

Net cash used in operating activities was $14,281,280 during the nine months ended June 30, 2026, compared to net cash used in operating activities of $113,840 during the nine months ended June 30, 2025. The period-to-period change was a result of VW Holding’s net loss for the periods and decrease in due from related party and increase in prepaid expenses partially offset by the increase in accounts payable and accrued expenses, increase in deferred revenue and increase in stock-based compensation liability.

Net Cash Used in Investing Activities

Net cash used in investing activities was $6,788,836 during the nine months ended June 30, 2026, compared to net cash provided by investing activities of $114,375 during the nine months ended June 30, 2025. The period-to-period change was a result of use of proceeds to fund Note Receivable and purchase fixed assets, acquire equity method investments and other investments, acquire subsidiary, net of cash acquired in asset acquisition.

Net Cash provided by Financing Activities

For the nine months ended June 30, 2026, net cash provided by financing activities was $24,188,450, compared to net cash flow from financing activities of $0 during the nine months ended June 30, 2025, respectively. The period-to-period change was primarily due to proceeds from issuance of convertible notes payable net of repayment, proceeds from issuance of promissory notes net of repayment, proceeds from drawdown of SEPA and the exercise of warrants.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

As of June 30, 2026, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the Securities and Exchange Commission (the “SEC”) on December 31, 2025, and in our Registration Statement on Form S-1 filed with the SEC on April 16, 2026 (the “S-1”), which is incorporated by reference herein. The following risk factors supplement and highlight certain risks from the S-1 that remain particularly material to the Company in light of events occurring during the quarter ended June 30, 2026. These risks, together with those in the S-1 and our other SEC filings, could materially and adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Common Stock. Investors should carefully consider these risks before making any investment decision.

We have a history of operating losses, limited operating history, and substantial doubt about our ability to continue as a going concern.

We are an early-stage company with limited operating history. We have incurred significant net losses since inception, and we expect to continue to incur substantial operating losses as we advance our technology development, integration initiatives (including Solar Drone and the SaverOne platform), and commercialization efforts. As of June 30, 2026, our liquidity position and cash runway remain limited. Absent the mitigating plans and the committed financial support described in Note 2 to the accompanying unaudited condensed consolidated financial statements, these conditions would raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Although management has concluded that such doubt has been alleviated, there can be no assurance that the committed support will be sufficient or available when needed. Our ability to continue operations depends on our ability to obtain additional financing, generate revenue from customer orders, and achieve positive cash flow, none of which is assured.

Our current business plans require a significant amount of capital. If we are unable to obtain sufficient funding or do not have access to capital on acceptable terms, we may not be able to execute our business plans, and our prospects, financial condition, and results of operations could be materially adversely affected.

The extent to which we rely on YA II PN, LTD. (“YA II”) as a source of funding depends on multiple factors, including the prevailing market price of our common stock, our ability to satisfy the conditions necessary to deliver Advance Notices under the Standby Equity Purchase Agreement dated July 25, 2025 (as amended, the “SEPA”), the impact of the Exchange Cap and Ownership Limitation under the SEPA, and our success in securing funding from other sources.

In addition to the SEPA facility (under which we may sell up to $50 million of common stock, subject to limitations), we have received substantial capital from YA II. We received a $5.0 million Pre-Paid Advance under the SEPA, evidenced by convertible notes issued at 94% of principal, bearing 6% interest (increasing to 18% upon default), with a 12-month maturity per tranche (the “Convertible Notes”). On February 26, 2026, we entered into a Letter Agreement with YA II pursuant to which YA II provided a $20 million senior loan (the “Loan”) evidenced by a Promissory Note (the “Note”) issued at a 15% original issue discount, resulting in net cash proceeds of approximately $16.975 million after fees. The Note bears 0% interest (increasing to 18% upon an Event of Default), matures in 12 months, and requires monthly amortization payments of $2.5 million of principal plus a 2% premium (commencing on the 60th day after issuance). Amortization may be satisfied in cash or, subject to a 30-day repayment waterfall in favor of YA II, by delivering an Advance under the SEPA. Concurrently, we issued YA II a five-year warrant to purchase 1,333,333 shares of common stock at an exercise price of $9.00 per share. The obligations under the Note are guaranteed by each of our subsidiaries.

We have experienced operating losses and expect to continue to incur operating losses as we implement our business plans in the defense technology, advanced sensing, AI, and related sectors. We expect our capital expenditures to remain significant as we expand operations, including through our network of subsidiaries and strategic initiatives. Our limited operating history in certain areas means our capital requirements are uncertain and may differ materially from current expectations. New growth opportunities may also require additional capital.

As of June 30, 2026, our principal source of liquidity is our cash balance in the amount of approximately $14 million. While the SEPA provides us with the right, but not the obligation, to sell shares to YA II, our ability to utilize the facility is subject to conditions that may not be satisfied, including registration effectiveness, market conditions, and the Exchange Cap (unless stockholder approval is obtained in accordance with Nasdaq rules). In addition, certain events under the Convertible Notes (including a Floor Price Event or Exchange Cap Event, subject to post-Rule 144 Date provisions) may trigger monthly amortization payments of $750,000 plus a 5.0% premium and accrued interest. An uncured Event of Default under the Note could result in acceleration of the full amount, 18% default interest, and conversion rights at a discount to market (subject to a 4.99% beneficial ownership blocker and floor price).

Any additional debt incurred from YA II or third parties could increase our vulnerability to downturns in operating results or economic conditions. If our cash flow from operations is insufficient to meet debt service obligations—including monthly amortizations under the Note or potential accelerated payments under the Convertible Notes—we may be required to refinance, dispose of assets, or seek additional financing on unfavorable terms.

As an early-stage growth company, our ability to access capital is critical. We expect to continue seeking additional capital through the SEPA (when conditions permit), other equity or equity-linked offerings, credit facilities, or debt securities to finance future expenditures. Sales of additional equity or equity-linked securities (including under the SEPA, upon conversion of the Note or Convertible Notes, or exercise of the Warrant) will dilute our existing stockholders. Incurrence of additional indebtedness would increase debt service obligations and could impose restrictive operating and financial covenants.

Our ability to raise sufficient funds on favorable terms is subject to general market conditions, investor acceptance of our business model, and our compliance with the terms of existing arrangements with YA II. If we are unable to obtain adequate financing, we may need to significantly reduce spending, delay or cancel planned activities, or substantially alter our corporate or operational structure. We might not obtain any such funding, or we might not have sufficient resources to conduct our business as projected. Either outcome could force us to curtail or discontinue operations, materially adversely affecting our prospects, financial condition, and consolidated results of operations, in which case investors could lose some or all of their investment.

Our recent strategic transactions, including the SaverOne Exchange Agreement and BladeRanger/Solar Drone acquisition, involve significant integration, milestone, and execution risks.

The SaverOne transaction is structured in three stages, with Stage 1 – 3 completed by June 30, 2026. Failure integrate acquired technologies and operations (including Solar Drone), or satisfy regulatory or shareholder approval requirements could result in loss of strategic benefits, unexpected costs, dilution, or termination of the arrangements, any of which would materially and adversely affect our business and financial condition.

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

As of June 30, 2026, we have outstanding Pre-Funded Warrants (initial and potential Additional PFWs under the BladeRanger Agreement), the YA II Warrant, and shares issuable under the SaverOne Exchange Agreement and management pools. The S-1 registers resale of approximately 6,148,943 shares (including Warrant Shares). Additional issuances pursuant to these instruments, the 2024 and 2025 Incentive Plans, or future financings will dilute existing stockholders and may depress our stock price.

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

We rely on patents, trade secrets, and other intellectual property to protect our technologies, including the recently acquired xClibre™ AI video intelligence portfolio and provisional patent filings. There can be no assurance that our patents will issue, be enforceable, or provide meaningful commercial protection. We may face claims of infringement or challenges to our IP rights, any of which could result in costly litigation, licensing obligations, or loss of competitive advantage.

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

We face significant challenges in integrating our recent and contemplated acquisitions, asset purchases, joint ventures and strategic transactions, and there can be no assurance that we will successfully close pending stages or future deals or realize the anticipated benefits of our business plan. Any failure could materially and adversely affect our business, financial condition, results of operations, liquidity and the market price of our common stock.

Since late 2025, the Company has entered into multiple material transactions, including:

● the January 5, 2026 QuantumSpeed asset purchase from Adrian Holdings S.R.L. (with 7 million contingent shares subject to Nasdaq stockholder approval and potential subsidiary equity transfer if approval is not obtained);

●the January 9, 2026 joint venture with BOCA JOM, LLC, GBT Tokenize Corp. and GBT Technologies, Inc. (subject to Nasdaq Rule 5635 approvals, CFIUS/export controls and other regulatory clearances);

● the three-stage SaverOne equity exchange dated January 26, 2026 (all three stages have closed);

● the December 2025 Blade Ranger acquisition (with additional pre-funded warrants potentially issuable based on VWAP);

●the February 2026 51% acquisition (not closed) of C.M. Composite Materials Ltd. and related $5 million loan facility (expressly conditioned on JV Condition in India and subject to Giza Side Letter restrictions, with closing required by June 30, 2026);

● the March 2026 SolarDrone/Junko solar business acquisition;

●the March 2026 Letter of Engagement with the National Oil Company of Liberia for Blocks LB-4 and LB-5 (requiring a $600,000 signing bonus and future payments - $4,000,000 if Production agreement will be achieved, subject to regulatory and legislative approvals);

● the April 10, 2026 xClibre asset purchase from Dream America Marketing Services, Ltda. (with 3.5 million contingent shares subject to Nasdaq stockholder approval;

● Proposed Data Center Joint Venture. On June 12, 2026, the Company entered into a term sheet with Lucky Whale Production Limited to form a joint venture to develop a Tier IV data center in Beth Shemesh, Israel, in which the Company would hold an effective indirect interest of approximately 51%, with consideration of approximately $40 million in Common Stock issuable to the land owner;

●T3 Defense Share Exchange. On May 17, 2026, the Company issued 475,492 shares of Common Stock (valued at approximately $2.658 million) to T3 Defense Inc. (Nasdaq: DFNS) in exchange for 6,000,000 shares of DFNS common stock; and

● Adrian Holdings Assignment Agreement. On June 22, 2026, the Company assigned to Adrian Holdings S.R.L. its right to receive a portion of the SaverOne shares issuable at the Stage 2 and Stage 3 closings, reducing the outstanding principal of the Adrian Note by approximately $1.43 million.

These and any future transactions expose us to substantial risks, including:

●Integration difficulties. Combining acquired technologies (QuantumSpeed IP, SaverOne RF platforms, C.M. Composite materials, Junko operations, Blade Ranger assets, xClibre assets etc.), personnel, operations and systems across multiple jurisdictions may divert significant management attention, result in higher-than-expected costs, loss of key personnel, operational disruptions, control weaknesses and failure to achieve expected synergies or revenue growth.

●Failure to close or unwind risks. Many transactions remain subject to conditions outside our control, such as Nasdaq stockholder approvals under Rule 5635, regulatory clearances (CFIUS, export controls, Israeli/Indian/Liberian approvals), milestone achievements and the JV Condition. Failure to satisfy these conditions could result in loss of benefits already partially paid for (including cash advances and issued shares), mandatory equity transfers, or forfeiture of consideration without refund.

●Dilution and valuation uncertainty. These deals have caused and will continue to cause substantial dilution through issuance of millions of shares, pre-funded warrants and potential additional securities. The $1.0 billion internal reference value used in the JV was not supported by an independent valuation or fairness opinion.

●International and regulatory risks. Operations in or targeting Israel, India, Costa Rica and Liberia expose us to political, economic, currency, anti-corruption (FCPA), sanctions and national-security risks. Failure to obtain or maintain required approvals could render acquired assets unusable.

Our growth strategy depends heavily on the successful execution and integration of these and future transactions. Failure to manage these risks effectively could have a material adverse effect on our business, financial condition, results of operations and stock price.

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

Substantial Sales or Issuances of Common Stock Under Our Financing Arrangements with YA II May Cause Our Stock Price to Decline and Result in Dilution to Our Stockholders.

On July 25, 2025, we entered into the Standby Equity Purchase Agreement (as amended, the “SEPA”) with YA II PN, LTD. (“YA II”), pursuant to which we may sell up to $50 million of our common stock from time to time. In connection with the SEPA, YA II provided a $5 million Pre-Paid Advance (evidenced by Convertible Notes issued at 94% of principal, bearing 6% interest, with conversion rights at the lower of $10.00 or 93% of the lowest daily VWAP during the five preceding trading days, subject to a $1.00 floor price). Following effectiveness of the registration statement registering shares issuable under the SEPA, on February 26, 2026, we entered into a Letter Agreement with YA II pursuant to which YA II provided a $20 million senior secured loan (the “Loan”) evidenced by a Promissory Note (the “Note”) issued at a 15% original issue discount, resulting in net proceeds of approximately $16.975 million after fees. The Note bears 0% interest (increasing to 18% upon default), requires monthly amortization payments of $2.5 million of principal plus a 2% premium (commencing on the 60th day after issuance and continuing monthly until maturity in 12 months), and may be satisfied in cash or, subject to a 30-day repayment waterfall in favor of YA II, by delivering an Advance under the SEPA. Concurrently, we issued YA II a five-year Warrant to purchase 1,333,333 shares of common stock at $9.00 per share. The obligations under the Note are guaranteed by each of our subsidiaries.

Any sales of shares under the SEPA, issuances upon conversion of the Convertible Notes or the Note (upon an uncured Event of Default at 90% of the lowest daily VWAP during the 10 preceding trading days, subject to a 4.99% beneficial ownership blocker and floor price), or exercises of the Warrant, or the perception that such sales or issuances may occur, could cause the market price of our common stock to decline significantly. These issuances will dilute the ownership interests of our existing stockholders and may dilute earnings per share and book value per share. We have agreed to register the shares issuable upon exercise of the Warrant and have granted YA II demand registration rights covering shares issuable upon conversion of the Note.

The Number of Shares Issuable and the Proceeds We May Receive Under the SEPA Are Uncertain and May Be Materially Less Than the Maximum Commitment.

We control the timing and amount of any Advances under the SEPA, subject to limitations including the Ownership Limitation, the Exchange Cap (unless stockholder approval is obtained in accordance with Nasdaq rules), and other conditions in the SEPA. The purchase price for shares sold under an Advance is 97% of the lowest daily VWAP during the applicable three-trading-day period. Depending on market conditions and the trading price of our common stock, we may not raise the full $50 million commitment amount even if all currently registered shares are sold, and additional registration statements would be required to sell shares beyond those registered. These factors, together with our obligations under the Note, could limit our access to capital and require us to seek alternative financing on less favorable terms.

Our Obligations Under the Convertible Notes and the Promissory Note May Require Significant Cash Payments That Could Adversely Affect Our Liquidity, Financial Condition, and Operations.

Certain events under the Convertible Notes (including a Floor Price Event, Exchange Cap Event, or Registration Event, subject to post-Rule 144 Date provisions) trigger monthly amortization payments of $750,000 plus a 5% premium and accrued interest. The Note requires substantial monthly amortization payments and contains customary covenants, including restrictions on variable rate transactions, additional indebtedness without YA II’s consent, and use of proceeds. An uncured Event of Default under the Note could result in acceleration, 18% default interest, and immediate conversion rights at a discount to market. These payment obligations, whether satisfied in cash or through SEPA Advances, could materially strain our liquidity and financial resources, particularly if market conditions limit our ability to utilize the SEPA or if we experience Events of Default.

Investors Who Purchase Shares at Different Times May Pay Different Prices and Experience Different Levels of Dilution.

Pursuant to the SEPA, we have discretion over the timing, prices, and number of shares sold to YA II. YA II may resell such shares, the shares issuable upon conversion of the Note (upon default), or the shares issuable upon exercise of the Warrant at different times and prices. As a result, investors purchasing shares in this offering or in the secondary market may experience different levels of dilution and different investment outcomes. The resale of these shares, or the perception that such resales could occur, could also harm the prevailing market price of our common stock.

These risk factors have been prepared on behalf of VisionWave Holdings Inc. (Nasdaq: VWAV) in connection with its SEC reporting obligations and reflect all material facts regarding the SEPA (including the Pre-Paid Advance and Convertible Notes) and the February 26, 2026 Loan transaction with YA II. The disclosures are condensed for clarity while preserving the substance required for investor protection under the Securities Act of 1933, as amended. No additional risks have been identified in the Bylaws or Certificate of Incorporation that require disclosure in this context.

Item 2. Unregistered sale of equity securities, use of proceeds, and issuer purchases of equity securities

During the three months ended June 30, 2026, the Company issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

● On April 10, 2026, the Company issued 3,500,000 shares of common stock to Dream America Marketing Services, Ltda. as partial consideration for the xClibre intellectual property assets acquired pursuant to the Asset Purchase Agreement dated April 10, 2026 (See Note 10).

● At the Stage 2 and Stage 3 closings under the Exchange Agreement with SaverOne 2014 Ltd., the Company issued 945,251 shares of common stock to SaverOne, and issued 386,386 shares of common stock to members of management pursuant to Schedule 1.7 of the Exchange Agreement (See Note 6).

● In May 2026, the Company issued 475,590 shares of common stock to T3 Defense Inc. (“DFNS”) pursuant to the Share Exchange and Swap Agreement dated May 17, 2026 (See Note 6).

● On May 7, 2026, the Company issued 55,000 shares of common stock to a vendor pursuant to a consulting agreement for services to be rendered from May 2026 to October 2026 (See Note 21).

Each of the foregoing issuances was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. Each recipient acquired the securities for investment and not with a view to, or for resale in connection with, any distribution thereof, and appropriate restrictive legends were affixed to the securities. No underwriters were involved in, and no general solicitation or general advertising was used in connection with, any of the foregoing issuances, and no commissions were paid in connection therewith.

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

The Company repaid $396,704 on the July 2025 Notes (inclusive of $42,504 of interest). For the three months ended June 30, 2026 and 2025 total amortized debt issuance cost of $12,877 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively, and $45,463 and $0 for the nine months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, total interest expense $6,376 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively, and $31,878 and $0 for the nine months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and September 30, 2025, the balance of the July Notes of $0 and 308,737, recorded in convertible notes payable on the accompanying balance sheets, includes $0 and $45,463, respectively, of unamortized debt issuance cost.

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

For the three and nine months ended June 30, 2026 and 2025, total amortized debt issuance cost of $14,012 and $0, and $42,035 and$0 was included in interest expense on the accompanying consolidated statements of operations, respectively. For the three and nine months ended June 30, 2026 and 2025, total interest expense $10,681 and $0, and $35,374 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. At June 30, 2026 and September 30, 2025, the balance of the October Notes of $1,269 and $0, respectively, recorded in convertible notes payable on the accompanying balance sheets, includes $4,665 and $0, respectively, of unamortized debt issuance cost.

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

For the three and nine months ended June 30, 2026 and 2025, total amortized debt issuance cost of $17,533 and $0, and $41,707 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. For the three and nine months ended June 30, 2026 and 2025, total interest expense $12,751 and $0, and $31,878 and $0 was included in interest expense on the accompanying consolidated statements of operations, respectively. At June 30, 2026 and September 30, 2025, the balance of the November Notes of $93,767 and $0, respectively, recorded in convertible notes payable on the accompanying balance sheets, includes $12,493 and $0, respectively of unamortized debt issuance cost.

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

The Company evaluated the embedded conversion features and other terms of the January 2026 Notes under applicable accounting guidance, including ASC 815, Derivatives and Hedging. The conversion feature is exercisable solely upon an event of default and accordingly, the Company concluded that bifurcation of the embedded conversion feature was not required as of issuance. The January 2026 Notes were therefore initially recorded at their principal amount, net of unamortized original issue discount and debt issuance costs. As the notes were not elected under the fair value option of ASC 825, the Company accounts for the January 2026 Notes at amortized cost and no recurring fair value measurement is required.

For the nine months ended June 30, 2026 and 2025, total amortized debt issuance cost of $31,151 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended June 30, 2026 and 2025, total interest expense $12,751 and $0, respectively, and $23,377 and $0, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations. At June 30, 2026 and September 30, 2025, the balance of the January Notes of $331,150 and $0, respectively, recorded in convertible notes payable on the accompanying balance sheets, includes $23,050 and $0, respectively of unamortized debt issuance cost.

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

Upon the satisfaction of the conditions to the Investor’s purchase obligation set forth in the SEPA, including having a registration statement covering the resale of the shares of common stock issuable under the SEPA declared effective by the SEC, the Company will have the right, but not the obligation, from time to time at its discretion until the SEPA is terminated to direct Investor to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to the Investor (“Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

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

● Mr. Davis was granted Options to purchase 2,000,000 shares of Common Stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three and nine months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

On May 8, 2026, the Company entered into Amendment No. 1 to the Employment Agreement dated September 2, 2025 with Jez Willman. The Amendment updates Mr. Willman’s title to Managing Director, UK and European Operations, increases his annual base salary to $200,000 effective May 1, 2026, and provides for additional performance-based stock option grants (50,000 options upon the second UGV commercial invoice and 100,000 options upon cumulative $1 million in commercial invoices). The Amendment was approved by the Board of Directors on May 6, 2026.

Appointment of Shayna Quinn

On April 16, 2026, the Board appointed Shayna Quinn as a member of the Board, effective immediately, to serve until the next annual meeting of stockholders and until her successor is duly elected and qualified, or until her earlier resignation or removal in accordance with the Company’s Bylaws and applicable law.

Ms. Quinn, age 33, brings more than nine years of executive leadership experience in high-growth technology and transportation sectors, with expertise in mergers and acquisitions, integration planning, strategic partnerships, business development, market expansion, and operational scaling. Since February 2025, she has served as an M&A Integration Consultant at Windels Marx (Transportation Sector), leading post-deal integration efforts, stakeholder coordination, and regulatory compliance workstreams. Previously, she was Director, Business Development & Head of Market Expansion & Integrations at Kaplan (2020–2023), where she oversaw new market launches, acquisition due diligence, merger integration planning, and multi-regional team leadership. From 2016 to 2019, she served as Director of Operations & Special Projects at Juno, directing global operations supporting over 48,000 independent contractors and managing regulatory partnerships with authorities such as the NYC Taxi & Limousine Commission. Ms. Quinn holds a B.A. in Nursing Science from Stevenson University (2014) and an M.S. in Public Health from Cornell University (2017).

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

The issuance of the remaining 3,500,000 shares of the Company’s common stock (the “Contingent Shares”) is subject to (i) satisfactory proof-of-concept results and (ii) Nasdaq Shareholder Approval under Nasdaq Marketplace Rule 5635. The Company has agreed to use its commercially reasonable efforts to obtain such proof-of-concept approval (the “POC Approval”) as soon as practicable following the Closing, and in no event later than nine (9) months after the Closing Date. The Company has also agreed to use reasonable best efforts to obtain Nasdaq Shareholder Approval. If proof-of-concept approval is not obtained within nine (9) months after the Closing Date, then (i) the Company shall promptly cause sixty percent (60%) of the equity interests in xClibre Inc., a wholly-owned subsidiary of the Company to which the acquired intellectual property assets will have been assigned, to be transferred to the Seller (or its designee) free and clear of all encumbrances (other than restrictions under applicable securities laws), (ii) the Seller’s security interest in such equity interests shall be automatically released, and (iii) the Seller shall retain full ownership of the 3,500,000 shares of common stock previously issued at Closing and the Note, without any obligation to return, cancel, or forfeit the same. For the avoidance of doubt, in such event, no alternative consideration will be provided in lieu of the Contingent Shares.

The Agreement contains customary representations, warranties, covenants and indemnification provisions for a transaction of this nature.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Merger Agreement and Plan of Reorganization, dated September 6, 2024, by and among Bannix Acquisition Corp., VisionWave Holdings, Inc., BNIX Merger Sub, Inc. and BNIX VW Merger Sub, Inc. (included as Annex A to the proxy statement/prospectus)	S-4	333-284472	2.1	18-Apr-25
2.2	Asset Purchase Agreement, dated as of January 5, 2026, by and between VisionWave Holdings, Inc. and Adrian Holdings S.R.L. (QuantumSpeed)	8-K	001-42741	2.1	7-Jan-26
2.3 #	Asset Purchase Agreement, dated as of April 10, 2026, by and between VisionWave Holdings, Inc. and Dream America Marketing Services, Ltda. (xClibre)	8-K	001-42741	10.1	13-Apr-26
2.4 *	Acquisition Agreement, dated June 29, 2026, by and among VisionWave Holdings, Inc., Meteor Aerospace Ltd. and the shareholders of Meteor Aerospace Ltd. (or incorporated by reference to a Current Report on Form 8-K if filed prior to this Report)	8-K	001-42741	10.1	30-Jun-26
3.1	Amended and Restated Certificate of Incorporation of VisionWave Holdings, Inc.	8-K	001-42741	3.1	14-Jul-25
3.2	Bylaws of VisionWave Holdings, Inc.	8-K	001-42741	3.2	14-Jul-25
3.3	Amended and Restated Bylaws of VisionWave Holdings, Inc.	8-K	001-42741	3.1	10-Dec-25
4.1	Form of Pre-Funded Common Stock Purchase Warrant issued to BladeRanger Ltd.	8-K	001-42741	4.1	17-Dec-25
4.2 #	Form of Warrant to Purchase Common Shares, dated February 26, 2026	8-K	001-42741	4.1	27-Feb-26
4.3 *	Form of Convertible Debenture issued to YA II PN, Ltd. pursuant to the Securities Purchase Agreement dated July 20, 2026	8-K	001-42741	4.1	21-Jul-26
4.4 *	Warrant to purchase 1,800,000 shares of Common Stock issued to YA II PN, Ltd., dated July 20, 2026	8-K	001-42741	4.2	21-Jul-26
10.1 †	VisionWave Holdings, Inc. 2024 Omnibus Equity Incentive Plan	8-K	001-42741	10.1	14-Jul-25
10.2	Standby Equity Purchase Agreement, dated July 25, 2025, between VisionWave Holdings, Inc. and YA II PN, Ltd.	8-K	001-42741	10.1	28-Jul-25
10.3	Form of Convertible Promissory Notes issued to YA II PN, Ltd.	8-K	001-42741	10.2	28-Jul-25
10.4	Registration Rights Agreement, dated July 25, 2025, between VisionWave Holdings, Inc. and YA II PN, Ltd.	8-K	001-42741	10.3	28-Jul-25
10.5	Global Guaranty Agreement by VisionWave Technologies, Inc. in favor of YA II PN, Ltd., dated July 25, 2025	8-K	001-42741	10.4	28-Jul-25
10.6 †	VisionWave Holdings, Inc. 2025 Omnibus Equity Incentive Plan	8-K	001-42741	10.1	6-Aug-25
10.7 †	Employment Agreement, dated August 6, 2025, by and between the Company and Douglas Davis	8-K	001-42741	10.2	6-Aug-25
10.8 †	Employment Agreement, dated August 6, 2025, by and between the Company and Noam Kenig	8-K	001-42741	10.3	6-Aug-25
10.9 †	Employment Agreement, dated August 6, 2025, by and between the Company and Danny Rittman	8-K	001-42741	10.4	6-Aug-25
10.10 †	Form of Nonstatutory Stock Option Agreement, dated August 6, 2025	8-K	001-42741	10.5	6-Aug-25
10.11	Form of Proprietary & Confidential Information, Inventions Assignment, Non-Solicitation and Non-Competition Agreement	8-K	001-42741	10.6	6-Aug-25
10.12	Form of Mutual Agreement to Arbitrate	8-K	001-42741	10.7	6-Aug-25
10.13	Form of Securities Purchase Agreement, dated July 15, 2025	10-Q	001-42741	10.13	19-Aug-25

10.14	Form of Promissory Note, dated July 15, 2025	10-Q	001-42741	10.14	19-Aug-25
10.15 ++	Strategic Joint Venture Agreement, dated August 25, 2025, by and among VisionWave Holdings, Inc., AIPHEX LTD, GBT Tokenize Corp., and GBT Technologies, Inc.	8-K	001-42741	10.1	26-Aug-25
10.16 †	Employment Agreement, dated September 2, 2025, by and between the Company and Elad Shoval	8-K	001-42741	10.1	3-Sep-25
10.17 †	Employment Agreement, dated September 2, 2025, by and between the Company and David Allon	8-K	001-42741	10.2	3-Sep-25
10.18 †	Employment Agreement, dated September 2, 2025, by and between the Company and Jez Willman	8-K	001-42741	10.3	3-Sep-25
10.19 †	Form of Nonstatutory Stock Option Agreement	8-K	001-42741	10.4	3-Sep-25
10.2	Memorandum of Understanding, dated September 2, 2025, by and between VisionWave Holdings, Inc. and VEDA Aeronautics Private Limited	8-K	001-42741	10.1	5-Sep-25
10.21	Letter Agreement, dated September 11, 2025, between VisionWave Holdings, Inc. and YA II PN, Ltd.	8-K	001-42741	10.1	12-Sep-25
10.22	Convertible Promissory Note, dated September 11, 2025, issued by VisionWave Holdings, Inc. to YA II PN, Ltd.	8-K	001-42741	10.2	12-Sep-25
10.23	Form of Convertible Promissory Note to be issued by VisionWave Holdings, Inc. to YA II PN, Ltd.	8-K	001-42741	10.3	12-Sep-25
10.24 †#	Form of Independent Director Engagement Agreement	8-K	001-42741	[10.1]	12-Sep-25
10.25 †	Form of Compensation Agreement between VisionWave Holdings, Inc. and former directors of Bannix Acquisition Corp.	8-K	001-42741	10.2	12-Sep-25
10.26	Consulting Agreement, dated September 26, 2025, by and between VisionWave Holdings, Inc. and Crypto Treasury Management Group, LLC	8-K	001-42741	10.1	30-Sep-25
10.27	PVML Ltd. Order Form between VisionWave Holdings, Inc. and PVML Ltd., dated October 5, 2025 (effective October 9, 2025)	8-K	001-42741	10.1	9-Oct-25
10.28	Share Purchase Agreement, dated as of December 3, 2025, by and among VisionWave Holdings, Inc., BladeRanger Ltd., and Solar Drone Ltd.	8-K	001-42741	10.1	3-Dec-25
10.29	Promissory Note, dated December 26, 2025, by and between VisionWave Holdings, Inc. and C.M. Composite Materials Ltd.	8-K	001-42741	10.1	30-Dec-25
10.3	Amendment No. 1 to Share Purchase Agreement, dated as of December 15, 2025, by and among VisionWave Holdings, Inc., BladeRanger Ltd., and Solar Drone Ltd.	8-K	001-42741	10.1	17-Dec-25
10.31	Promissory Note, dated January 5, 2026, issued to Adrian Holdings S.R.L.	8-K	001-42741	10.1	7-Jan-26
10.32 †	Employment Agreement, dated January 2, 2026, by and between the Company and Erik Klinger	8-K	001-42741	10.2	7-Jan-26
10.33	Strategic Joint Venture Agreement, dated January 9, 2026, by and among VisionWave Holdings, Inc., BOCA JOM, LLC, GBT Tokenize Corp., and GBT Technologies, Inc.	8-K	001-42741	10.1	12-Jan-26
10.34 #	Amendment No. 1 to the Standby Equity Purchase Agreement, dated as of January [19], 2026, by and between VisionWave Holdings, Inc. and YA II PN, Ltd. (conform date to executed document; Notes and MD&A state January 19, 2026)	8-K	001-42741	10.1	23-Jan-26

10.35	Exchange Agreement, dated January 26, 2026, by and between VisionWave Holdings, Inc. and SaverOne 2014 Ltd.	8-K	001-42741	10.1	26-Jan-26
10.36	Promissory Note, dated February 4, 2026, by and between VisionWave Holdings, Inc. and C.M. Composite Materials Ltd.	8-K	001-42741	10.1	4-Feb-26
10.37	Statement of Work between VisionWave Holdings, Inc. and q Speed Bitcoin LLC, dated February 17, 2026	8-K	001-42741	10.1	17-Feb-26
10.38 *#	Investment and Share Purchase Agreement, dated as of February 20, 2026, by and among VisionWave Holdings, Inc., Matania (Mati) Moskovich and C.M. Composite Materials Ltd.	8-K	001-42741	10.1	20-Feb-26
10.39 *#	Loan Agreement, dated as of February 20, 2026, by and between VisionWave Holdings, Inc. and C.M. Composite Materials Ltd.	8-K	001-42741	10.2	20-Feb-26
10.40 *#	First Amendment to Investment and Share Purchase Agreement, dated February 26, 2026	8-K	001-42741	10.4	27-Feb-26
10.41 *#	Letter Agreement, dated February 26, 2026, between VisionWave Holdings, Inc. and YA II PN, Ltd. ($20,000,000 senior loan), and related Promissory Note	8-K	001-42741	10.1	27-Feb-26
10.42 *#	Side Letter, dated March 11, 2026, by and among VisionWave Holdings, Inc., C.M. Composite Materials Ltd., Giza Zinger Even Mezzanine, Limited Partnership and Matania (Mati) Moskovitch	8-K	001-42741	10.1	16-Mar-26
10.43 *#	Consulting and Share Purchase Agreement, dated March 11, 2026, by and between Solar Drone Ltd. and Mr. Amos Cohen (Junko Solar Ltd.)	8-K	001-42741	10.1	17-Mar-26
10.44	Intentionally left blank

10.45 #	Promissory Note, dated April 10, 2026, in the principal amount of $6,000,000 issued to Dream America Marketing Services, Ltda.	8-K	001-42741	10.1	13-Apr-26
10.46 †#	Independent Director Engagement Agreement, dated April 16, 2026, between the Company and Shayna Quinn	8-K	001-42741	10.1	12-Sep-25
10.47 †#	Employment Agreement, dated May 1, 2026, between the Company and Atara Dzikowski	8-K	001-42741	10.1	4-May-26
10.48 †#	Amendment No. 1, dated May 8, 2026, to Employment Agreement dated September 2, 2025 with Jez Willman	8-K	001-42741	10.1	11-May-26
10.49 *	Share Purchase and Shareholders Agreement, dated May 12, 2026, by and between VisionWave Israel Ltd. and Mr. Ian Paklida (VIP Lux Travel Ltd. and PKLST Tourism and Leisure Ltd.)
10.50 *	Share Exchange and Swap Agreement, dated May 17, 2026, by and between VisionWave Holdings, Inc. and T3 Defense Inc.
10.51 †	Employment Agreement, dated June 1, 2026, between VisionWave IL Ltd. and Einav Eliraz	8-K	001-42741	10.1	2-Jun-26
10.52	Securities Exchange Agreement, dated June 2, 2026, by and between VisionWave Holdings, Inc. and Foresight Autonomous Holdings Ltd.	8-K	001-42741	10.1	4-Jun-26
10.53 †	Amendment No. 1, dated June 11, 2026, to Employment Agreement dated August 6, 2025 with Danny Rittman	8-K	001-42741	10.1	12-Jun-26
10.54 *#	Assignment of Exchange Rights, Joinder and Partial Satisfaction of Note Agreement, dated June 22, 2026, by and between VisionWave Holdings, Inc. and Adrian Holdings S.R.L.

10.55	Intentionally left blank
10.56	Securities Purchase Agreement, dated July 20, 2026, between VisionWave Holdings, Inc. and YA II PN, Ltd.	8-K	001-42741	10.1	21-Jul-26
10.57	Registration Rights Agreement, dated July 20, 2026, between VisionWave Holdings, Inc. and YA II PN, Ltd.	8-K	001-42741	10.2	21-Jul-26
10.58	Global Guaranty Agreement, dated July 20, 2026, by VisionWave Technologies, Inc., VisionWave Holdings UK Ltd and Solar Drone Ltd. in favor of YA II PN, Ltd.	8-K	001-42741	10.3	21-Jul-26
10.59	Consent and Deferral Letter Agreements, dated July 20, 2026, with each of Dream America Marketing Services, Ltda. and Adrian Holdings S.R.L.	8-K	001-42741	10.4	21-Jul-26
10.6	Side Letter, dated July 28, 2026, by and among VisionWave Holdings, Inc., Matania (Mati) Moskovich and C.M. Composite Materials Ltd.	8-K	001-42741	10.1	30-Jul-26
10.61	Sponsorship Agreement, dated August 5, 2026, by and between VisionWave Holdings, Inc. and Hen Basketball Haifa Club	8-K	001-42741	10.1	10-Aug-26
14.1	Code of Ethics of VisionWave Holdings Inc.	8-K	001-42741	14.1	22-Jul-25
21.1 *	List of Subsidiaries
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Compensation Recovery Policy of VisionWave Holdings Inc., effective May 29, 2025	8-K	001-42741	99.3	22-Jul-25
99.1	Policy on Granting Equity Awards of VisionWave Holdings Inc., adopted July 16, 2025	8-K	001-42741	99.1	22-Jul-25
99.2	Insider Trading Policy of VisionWave Holdings Inc., adopted July 16, 2025	8-K	001-42741	99.2	22-Jul-25
99.3	Business Development Committee Charter of VisionWave Holdings Inc., adopted December 8, 2025	8-K	001-42741	99.1	10-Dec-25
101.INS *	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VISIONWAVE HOLDINGS, INC.

Date: August 19,2026	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Chief Executive Officer & Executive Chairman
(Principal Executive Officer)

VISIONWAVE HOLDINGS, INC.

Date: August 19, 2026	By:	/s/ Erik Klinger
	Name:	Erik Klinger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)